Form 10-K
period 2014-12-31
Fuda Group (USA) Corp
filed 2015-04-14
CIK 1623013

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2014


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                    Commission file number 000-55307

                       FUDA GROUP (USA) CORPORATION
           (Exact name of registrant as specified in its charter)

                    SPRUCE VALLEY ACQUISITION CORPORATION
          (Former Name of Registrant as Specified in its Charter)

            Delaware                           47-2031462
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                                   12th Floor
                               100 Jin Jiang Street
                          Dandong City, Liaoning Province
                                     China
           (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:   +86 415 3165852

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the reistrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                   Outstanding at
                                               March 31, 2015

Common Stock, par value $0.0001                 302,000,000
Documents incorporated by reference:            None


                               PART I

Item 1.  Business


      Fuda Group (USA) Corporation (formerly Spruce Valley Acquisition Corporation) ("Fuda Group" or the "Company") was incorporated on September 25, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

     In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     On November 3, 2014, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Subsequent Events

	On February 17, 2015, the Company amended its certificate of incorporation to increase its authorized capitalization to an aggregate of 500,000,000 shares consisting of 480,000,000 shares of common stock and 20,000,000 shares of non-designated preferred stock and filed the amendment with the State of Delaware.

	On February 17, 2015, the Company changed its name to Fuda Group
(USA) Corporation and filed the amendment with the State of Delaware.

	On February 23, 2015, the Company filed a Form 8-K to report the following events: the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of par.

    James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

     Xiaobin Wu was named as the sole director of the Company and serves as its Chief Executive Officer, Secretary and Treasurer.

     The Company issued 301,500,000 shares of its common stock at par representing 99.8% of the then total outstanding 302,000,000 shares of common stock.

     The Company has no employees and only one director who also serves as the Company's sole officer.

CURRENT ACTIVITIES

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

     The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur, it is actively pursuing the following avenues of development:

      To develop its business with a combination with Liaoning Fuda
Mining Co., Ltd. a Chinese company located in Dandong City, Liaoning Province, China. The private company holds the majority shares in three large open granite mines in the Dandong region, along the perimeter of Zhen'an Gold Mine and Wu Long Gold Mine. The private company owns 52.16% in each of the three mines: Heng Xu, Jun Da and Xiang An. These three mines cover a total area of 670,000 square meters and have a total reserve of 60 million cubic meters of granite to be quarried. Presently, the business is able to achieve an output of 200,000 cubic meters annually. Fuda Mining processes the raw blocks into slabs, pavers, wall cladding, and carvings which are sold to government agencies, corporations, wholesalers, civil engineering and renovation companies. Fuda Mining anticipates future plans to include adding additional processing plants and expanding into other mining sectors.

      No agreements have been executed and if the Company makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

     It is anticipated that such private company will bring with it to such merger key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect such a business combination and although the Company anticipates that it will effect such a business combination there is no assurance that such combination will be consummated.

     If and when the Company chooses to enter into a business combination with such private company or another, it will likely file a registration statement after such business combination is effected.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $712 and a deficit of $712.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

      There is no assurance that the Company will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Once and if a business combination is effected, the Company may wish to cause the Company's common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     Since inception, the Company has sold securities which were not registered as follows:

                                                       NUMBER OF
DATE                     NAME                          SHARES

September 25, 2014    James Cassidy 	               10,000,000
		                                    (9,750,000 redeemed)
September 25, 2014    James McKillop                   10,000,000
                                                    (9,750,000 redeemed)
February 23, 2015     Liaoning Fuda Mining Co., LTD    61,000,000
February 23, 2015     Dandong Hao Han Mining Co., LTD  58,000,000
February 23, 2015     Xiaobin Wu                       51,500,000
February 23, 2015     B. Square Pty LTD                48,000,000
February 23, 2015     JFL International Group
                        Private Limited                35,000,000
February 23, 2015     Lina Wu                          35,000,000
February 23, 2015     Lihua Sun                        13,000,000

Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   the Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $712.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

      The Company anticipates that it will develop its business with a combination with Liaoning Fuda Mining Co., Ltd. a Chinese company located in Dandong City, Liaoning Province, China. The private company holds the majority shares in three large open granite mines in the Dandong region, along the perimeter of Zhen'an Gold Mine and Wu Long Gold Mine. The private company owns 52.16% in each of the three mines: Heng Xu, Jun Da and Xiang An. These three mines cover a total area of 670,000 square meters and have a total reserve of 60 million cubic meters of granite to be quarried. Presently, the business is able to achieve an output of 200,000 cubic meters annually. Fuda Mining processes the raw blocks into slabs, pavers, wall cladding, and carvings which are sold to government agencies, corporations, wholesalers, civil engineering and renovation companies. Fuda Mining anticipates future plans to include adding additional processing plants and expanding into other mining sectors.

   A likely target company with which the Company may effect a business combination is one seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

    In analyzing prospective a business combination, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

   While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

2013 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $712.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2014 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia, LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Subsequent to the date covered by this Report, the Company changed control although the Chief Executive Officer remains in control of the internal financial reporting and in control of the Company so the process of such reporting has not been affected.

Item 9B.  Other Information

     Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                      Positions and Offices Held
     -----------------               -----------
	Xiaobin Wu		Chief Executive OFficer, Secretary,
				Treasurer

Management of the Company

     The Company has no full time employees.

    On February 23, 2015 the Company filed a Form 8-K noticing the following events:

	James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

    Xiaobin Wu was named as the sole director of the Company and appointed its Chief Executive Officer.

	Xiaobin Wu serves as the sole officer and director of the Registrant. Xiaobin Wu is the founder of Liaoning Fuda Mining Co., Ltd with over 22 years experience as an entrepreneur in China. Prior to starting Liaoning Fuda Mining Co., Ltd, Mr. Xiaobin was the Managing Director of Dandong Fuda Investment Co., Ltd as well as Marvel Investment (HK) Private Limited. Mr. Xiaobin has extensive experience in conducting business in China, knowledge of international trade and excellent relationships with government agencies. He holds a Masters Degree in Business Administration from Peking University. Mr. Xiaobin was interviewed by China's NDRC Management Magazine on the topic of Organization Management. Mr. Xiaobin is active in several charity projects.

	Conflicts of Interest

    Xiaobin Wu, the sole officer and director of the Company, is also an executive officer of the potential target company with whom the Company is considering in regard to effecting a business combination. Such a business combination may result in a benefit to the target company and its shareholders.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's sole officer and director does not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2014, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.


Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock(1)

James Cassidy (1)                    10,000,000               50%
215 Apolena Avenue
Newport Beach, CA 92662

James McKillop (1)                   10,000,000               50%
9454 Wilshire Boulevard
Beverly Hills, California 90212


All Executive Officers and           20,000,000
Directors as a Group (2 Person)

(1) Subsequent to December 31, 2014, the date of this Report, each of the above named shareholders redeemed all but 250,000 shares of the shares owned by each of them.

	The following table updates the above information as of the date of filing this report.


Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock(1)

James Cassidy                       250,000              *
215 Apolena Avenue
Newport Beach, CA 92662

James McKillop                       250,000             *
9454 Wilshire Boulevard
Beverly Hills, California 90212

Liaoning Fuda Mining Co., LTD      61,000,000		 20%

Dandong Hao Han Mining Co., LTD    58,000,000		 19%

Xiaobin Wu                         51,500,000		 17%

B. Square Pty LTD                  48,000,000		 16%

JFL International Group
    Private Limited                35,000,000		 12%

Lina Wu                            35,000,000		 12%

Lihua Sun                          13,000,000		  4%


all Executive Officers and         51,500,000       	  17%
Directors as a Group (1 Person)

     (1)  Based on 302,000,000 shares outstanding.

Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   xiaobin Wu is a shareholder of the Company and also serves as its chief executive officer and sole director.

    As the organizers and developers of Spruce Valley Acquisition Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement of Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until February 23, 2015, the date of the change in control, without repayment.

    The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Wu would not be considered an independent director if it were to do so.


Item 14.  Principal Accounting Fees and Services.

    The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

     The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                            December 31, 2014
	                   -----------------

Audit-Related Fees           $ 750

	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1


Balance Sheet as of December 31, 2014                               2

Statement of Operations for the period from September 25, 2014
 (Inception) to December 31, 2014	                            3

Statement of Changes in Stockholders' Deficit for the Period
 from September 25, 2014 (Inception) to December 31, 2014           4

Statement of Cash Flows for the period from September 25, 2014
 (Inception) to December 31, 2014                                   5

Notes to Financial Statements                                      6-8



ANTON & CHIA, LLP                            CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fuda Group (USA) Corporation

We have audited the accompanying balance sheet of Fuda Group (USA) Corporation (the "Company") as of December 31, 2014, and the related statement of income, stockholders' deficit, and cash flows for the period from September 25, 2014 (Inception) through December 31, 2014. Fuda Group (USA) Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the period from September 25, 2014 (Inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Anton & Chia, LLP

Newport Beach, CA

April 2, 2015

--------------------------------------------------------------------

                          FUDA GROUP (USA) CORPORATION
                               BALANCE SHEET


                       ASSETS
                                                 December 31, 2014
                                                 -----------------

  Current assets
    Cash                                         $             0
                                                 -----------------
  Total assets                                   $             0
                                                 =================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		         $             0
                                                 -----------------
  Total liabilities                              $             0
                                                 -----------------

  Stockholders' deficit
    Common Stock; $0.0001 par value,                       2,000
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding

    Discount on Common Stock                              (2,000)

    Additional paid-in capital                               712

    Accumulated deficit                                     (712)
                                                 -----------------
 Total stockholders' deficit                                   0
                                                 -----------------
 Total Liabilities and stockholders' deficit     $             0
                                                 =================


 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                       FUDA GROUP (USA) CORPORATION
                         STATEMENT OF OPERATIONS

                                         For the period from Sept. 25,
                                             2014 (Inception) to
                                              December 31, 2014
                                              -----------------

    Revenue                                  $              -

    Cost of revenue                                         -
                                              -----------------
    Gross profit                                            -

    Operating expenses                                    712
                                                 -----------------
    Operating loss                                       (712)

    Loss before income taxes                             (712)
                                                 -----------------
    Income tax expense                                      -
                                                 -----------------
    Net loss                                     $       (712)
                                                 =================

    Loss per share - basic and diluted           $         (0)
                                                 -----------------

    Weighted average shares-basic and diluted          20,000,000
                                                 =================




 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                          FUDA GROUP (USA) CORPORATION
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                               Discount                             Total
                           Common Stock        for        Additional                Stock-
                      -----------------------  Common     Paid-In     Accumulated   holders'
                      Shares       Amount      Stock      Capital     Deficit       Deficit

Balance, September 25,
  2014 (Inception)            -    $     -     $    -     $    -      $     -       $  -

Issuance of
  common stock        20,000,000     2,000      (2,000)        -            -            0

Additional paid-in
  capital                     -          -          -         712           -          712

Net loss                      -          -          -                     (712)       (712)
                      ===========   =======    =======   =========     =========     ======
Balance,
 December 31, 2014    20,000,000    $ 2,000    $(2,000)  $   712       $  (712)      $   0
                      ===========   =======    =======   =========     =========     ======



 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------
                        FUDA GROUP (USA) CORPORATION
                          STATEMENT OF CASH FLOWS


                                                 For the period from
                                                 September 25, 2014
                                                    (Inception) to
                                                  December 31, 2014
                                                 ------------------

OPERATING ACTIVITIES

   Net loss                                      $           (712)
                                                 ------------------
   Non-Cash adjustments to reconcile loss
      to net cash
       Expenses paid by stockholder and
         contributed as capital                               712

   Changes in Operating Assets and Liabilities
       Accrued liabilities                                      0
                                                 ------------------
       Net cash used in operating activities                    0
                                                 ------------------
INVESTING ACTIVITIES
   Acquisition of Intangible Assets                             -
   Capital Expenditures                                         -
                                                 ------------------
       Net cash used in investing activities                    -
                                                 ------------------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock                       0
   Proceeds from stockholders' contribution                     0
                                                 ------------------
        Net cash provided by financing activities               0
                                                 ------------------
   Net increase in cash                                         0
   Cash, beginning of period                                    -
                                                 ------------------
    Cash, end of period                            $            0
                                                 ==================


 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                       FUDA GROUP (USA) CORPORATION
                     Notes to the Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
		ACCOUNTING POLICIES

NATURE OF OPERATIONS

Fuda Group (USA) Corporation ("Fuda Group" or "the Company") was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2014.

--------------------------------------------------------------------

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2014.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2014, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

--------------------------------------------------------------------

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2014. As of December 31, 2014, the Company has an accumulated deficit of $712. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.
Early adoption is permitted. The Company has adopted this accounting standard. The accounting pronouncement does not have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDERS' DEFICIT

On September 25, 2014, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

--------------------------------------------------------------------
                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FUDA GROUP (USA) CORPORATION
                             Formerly Spruce Valley Acquisition COrporation


                              By:   /s/ Xiaobin Wu
                                        Chief Executive Officer

Dated: April 2, 2015

                              By:   /s/ Xiaobin Wu
                                        Chief Financial Officer

Dated: April 2, 2015



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Xiaobin Wu              Director            April 2, 2015