Form 10-Q
period 2015-06-30
Fuda Group (USA) Corp
filed 2015-08-07
CIK 1623013

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                               August 5, 2015

Common Stock, par value $0.0001              302,000,000

Documents incorporated by reference:            None

______________________________________________________________


                      UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                      2-4

Notes to Unaudited Condensed Financial Statements             5-7

______________________________________________________________________

                     FUDA GROUP (USA) CORPORATION
                       CONDENSED BALANCE SHEETS


  ASSETS
  ------                                      June 30,       December 31,
					        2015             2014
                                             -----------      -----------
                                             (unaudited)        (audited)
Current assets
       Total assets                          $         -        $        -
                                             ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Total liabilities                     $         -        $        -
                                             ============       ===========

  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of June 30,
    2015 and December 31, 2014                                               -              -

    Common stock, $0.0001 par value, 480,000,000
    shares authorized; 302,000,000 shares and
    20,000,000 shares issued and outstanding
    as of June 30, 2015 and December 31,
    2014, respectively                         $    30,200        $    2,000

    Discount on Common Stock                   $   (30,200)       $   (2,000)

    Additional paid-in capital                 $     1,331         $     712

    Accumulated deficit                        $    (1,331)        $    (712)
                                                ------------      ------------
      Total stockholders' equity                $         -        $        -
                                                ------------       -----------
      Total liabilities and stockholders'
         equity                                 $         -        $        -
                                                ============       ============

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                        FUDA GROUP (USA) CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                      For the three    For the six
                                      months ended     months ended
                                      June 30, 2015    June 30, 2015
                                      -------------    -------------
Revenue                               $       -         $        -
Cost of revenue                       $       -         $        -
                                      -------------    -------------
Gross profit                          $       -         $        -
Operating expenses                    $       -         $       619
                                      -------------    -------------
Operating loss                        $       -         $      (619)

Loss before income taxes              $       -         $      (619)
                                      =============    =============
Income tax expense                    $       -         $        -
Net loss                              $       -         $      (619)
                                      =============    =============
Loss per share - basic and diluted    $       -        $       (0.00)
                                      =============    ==============
 Weighted average shares-
      basic and diluted                302,000,000       221,991,667
                                       ============     =============


The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     FUDA GROUP (USA) CORPORATION
                 UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                                       For the six
                                                       months ending
                                                       June 30, 2015
                                                       -------------
 OPERATING ACTIVITIES
   Net loss                                            $       (619)
                                                       -------------
   Non-cash adjustments to reconcile net loss to
      net cash:
   Expenses paid for by stockholder and contributed
      as capital                                        $       619
                                                        -------------
   Changes in Operating Assets and Liabilities:

        Net cash used in operating activities           $         -
                                                        --------------
    Net increase in cash                                $          -
    Cash, beginning of period                           $          -
                                                        --------------
    Cash, end of period                                 $           -
                                                        ===============
    Supplemental cash flow information:
    Interest paid                                       $           -
                                                        ---------------
    Income tax paid                                      $           -
                                                        ---------------

The accompanying notes are an integral part of these unaudited condensed financial statements.

--------------------------------------------------------------------

                      FUDA GROUP (USA) CORPORATION
          Notes to Unaudited Condensed Financial Statements

NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

On February 23, 2015, the Company filed a Form 8-K to report a change of control by the following event: the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950; the then officers and directors resigned; new officers and directors were appointed and elected; and the Company issued 301,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par, representing 99.8% of the total outstanding 302,000,000 shares of common stock as follows:

    Liaoning Fuda Mining Co., LTD      61,000,000
    Dandong Hao Han Mining Co., LTD    58,000,000
    Xiaobin Wu                         51,500,000
    B. Square Pty LTD                  48,000,000
    JFL International Group
        Private Limited                35,000,000
    Lina Wu                            35,000,000
    Lihua Sun                          13,000,000

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2014, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed financial information of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form
10-K for the year ended December 31, 2014 filed on April 14, 2015.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash or cash equivalents as of June 30, 2015 and December 31, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015.

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

As of June 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited condensed financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited condensed financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

- Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

- Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

- Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

NOTE 4 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2015.

The Company had working capital of $0 and an accumulated deficit of $1,331 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern;
however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity.
If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On May 21, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-09 Financial Services Insurance (Topic 944): Disclosures about Short-Duration Contracts. The objectives of the amendments in this Update are to increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability through consistently disclosed information, and provide financial statements users with information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates. For public business entities, effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On May 12, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-08 Business Combinations (Topic
805): Pushdown Accounting: Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. The amendments are effective upon issuance (May 12, 2015). Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On May 1, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-07 Fair Value Measurement
(Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. To address the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized, the amendments in this Update remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This Accounting Standards Update is the final version of Proposed Accounting Standards
Update EITF-14B Fair Value Measurement Disclosures for Investments in
Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820), which has been deleted. Effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted.
Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 30, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 15, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-05 Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The objective of the amendments in this Update is to address the concerns of stakeholders that the lack of guidance about a customer's accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in this Update will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-230 Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40), which has been deleted. Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 15, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-04 Compensation Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The amendments in this Update would provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-260 Compensation Retirement Benefits (Topic 715), which has been deleted. Effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-03 Interest Imputation of
Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250 Interest Imputation of
Interest (Subtopic 835-30), which has been deleted. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On February 18, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-02 Consolidation
(Topic 810): Amendments to the Consolidation Analysis. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011- 220 Consolidation (Topic 810), which has been deleted. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-01 Income
Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220
Income Statement Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 6   STOCKHOLDERS' EQUITY

On September 25, 2014 the Company issued 20,000,000 founders common stock to two directors and officers of which 19,500,000 were redeemed on February 20, 2015.

On February 20, 2015, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On February 21, 2015, the Company issued 301,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par, representing 99.8% of the total outstanding 302,000,000 shares of common stock as follows:

    Liaoning Fuda Mining Co., LTD      61,000,000
    Dandong Hao Han Mining Co., LTD    58,000,000
    Xiaobin Wu                         51,500,000
    B. Square Pty LTD                  48,000,000
    JFL International Group
        Private Limited                35,000,000
    Lina Wu                            35,000,000
    Lihua Sun                          13,000,000

The Company is authorized to issue 480,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2015, 302,000,000 shares of common stock and no preferred stock were issued and outstanding.

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

     The Company has instituted negotiations for merger with one or more private companies and anticipates entering into final arrangements this month. No agreements have been executed and if the Company makes any acquisitions or enters into any mergers or other business combination, it will file a Form 8-K.

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

     As of June 30, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. For the six months ended June 30, 2015 the Company had sustained net loss of $619, and had an accumulated deficit of $1,331.

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

Dated:   August 7, 2015