Form 10-Q
period 2015-09-30
Fuda Group (USA) Corp
filed 2015-11-20
CIK 1623013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number      000-55307

FUDA GROUP (USA) CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-2031462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12th Floor	48 Wall Street, 11th Floor
100 Jin Jiang Street	New York, New York 10005 USA
Dandong City, Liaoning Province China	646-837-7950
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

Yes ☒                        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
November 15, 2015

Common Stock, par value $0.0001	105,954,309

Documents incorporated by reference:	Current Report on Form 8-K filed October 1, 2015
(SEC file 151135207)
Registration Statement on Form S-1 filed

CONDENSED FINANCIAL STATEMENTS

Unauadited Condensed Financial Statements	2

Notes to Unaudited Condensed Financial Statements	6

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,049,071	$466
Accounts receivable, net	405,007	260,624
Inventory	121,299	3,843
Prepaid rent	7,466	65,058
Security deposits to suppliers	-	1,985,178
Other receivables	69,470	436,014
Total Current Assets	17,652,313	2,751,183
Land, Property & equipment (net)	50,510,973	52,286,087
Total Assets	$68,163,286	$55,037,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$45,983	$8,420,643
Taxes payable	217	224
Due to related parties	-	1,548
Other payables	-	11,472
Trade financing loans	-	1,893,264
Total Current Liabilities	46,200	10,327,151
Total Liabilities	46,200	10,327,151

Commitments & contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 480,000,000 shares authorized; 105,919,309 shares at September 30, 2015 and 8,200,000 shares at December 31, 2014, respectively	10,592	820
Additional paid-in capital	9,579,664	9,564,907
Subscriptions receivable	(14,634)	(2,000)
Accumulated other comprehensive income	(2,029,479)	220,712
Statutory reserve	4,777,335	3,493,474
Accumulated earnings (unrestricted)	55,793,608	31,432,206
Total stockholders' equity	68,117,086	44,710,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,163,286	$55,037,270

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$17,541,352	$12,919,771	$37,629,706	$34,604,264
Cost of sales	3,284,793	2,160,349	11,335,625	12,004,573
Gross margin	14,256,559	10,759,422	26,294,081	22,599,691

Operating expenses
Selling, general & administrative expenses	448,676	190,127	781,749	1,062,416
Total operating expenses	448,676	190,127	781,749	1,062,416

Income (Loss) from operation	13,807,883	10,569,295	25,512,332	21,537,275

Other income (expenses)
Interest income (expenses), net	51	(1,021)	(1,288)	(345,993)
Government rebate	105,096	225,592	139,640	226,243
Total other income (expenses)	105,147	224,571	138,352	(119,750)

Income before income tax	13,913,030	10,793,866	25,650,684	21,417,525

Income tax	(4,903)	-	(5,421)	-

Net income	13,908,127	10,793,866	25,645,263	21,417,525

Foreign currency translation adjustment	(2,683,335)	6,104	(2,248,087)	(169,604)

Comprehensive income	$11,224,792	$10,799,970	$23,397,176	$21,247,921

Common Shares Outstanding, basic and diluted	61,496,698	534,783	81,188,649	180,220

Net income per share
Basic and diluted	$0.23	$20.18	$0.32	$118.84

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2014 and Nine Months Ended September 30, 2015

					Accumulated
	Common Stock		Additional		Other
	$0.0001 Par Value		Paid-in	Subscriptions	Comprehensive	Accumulated	Staturory
	Shares	Amount	Capital	Receivable	Income	Earnings	Reserves	Totals
Balance, September 25, 2014 (Inception)	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock	8,200,000	820	1,180	(2,000)				-
Expenses paid by stockholder and contributed as capital			712					712
Issuance of common stock for acquisition of subsidiaries			9,563,015			31,432,918	3,493,474	44,489,407
Net loss						(712)		(712)
Cummulative translation adjustment					220,712			220,712
Balances at December 31, 2014	8,200,000	$820	$9,564,907	$(2,000)	$220,712	$31,432,206	$3,493,474	$44,710,119
Redemption of common stock	(131,610,000)	(13,161)	(18,939)	32,100				-
Issuance of common stock for proceeds	183,409,307	18,341	26,393	(44,734)				-
Issuance of common stock for acquisition of subsidiaries	45,920,002	4,592	6,608					11,200
Expenses paid by stockholder and contributed as capital			695					695
Net income						24,361,402	1,283,861	25,645,263
Cummulative translation adjustment					(2,250,191)			(2,250,191)
Balances at September 30, 2015	105,919,309	$10,592	$9,579,664	$(14,634)	$(2,029,479)	$55,793,608	$4,777,335	$68,117,086

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net income	$25,645,263	$21,417,525
Adjustments to reconcile net income to net cash provided by or used in operating activities:
Bad debt expense	215,209	-
Depreciation and amortization	3,156	2,755
Expenses paid by stockholder and contributed as capital	695	-
Changes in operating assets and liabilities:
Accounts receivable	(359,732)	1,057,680
Inventory	(121,014)	3,500,403
Prepaid rent	57,298	85,135
Other receivables	363,996	(81,751)
Security deposits to suppliers	1,982,855	2,716,647
Accounts payable and accrued expenses	(8,368,506)	1,888,270
Taxes payable	4,907	(240)
Other payables	(11,459)	7,587
Advances from customers	-	-
Net cash provided by operating activities	19,412,668	30,594,011

Cash flows from financing activities
Capital contribution from owners	-	312
Proceeds from issuance of common stock	-	2,000
Proceeds/(Repayment) to related party, net	(1,546)	(62,107)
Proceeds/(Repayments) from trade financing loans, net	(1,891,048)	(2,083,073)
Net cash used in financing activities	(1,892,594)	(2,142,868)

Cash flows from investing activities
Purchase of land, property and equipment	-	(31,615,622)
Net cash used in investing activities	-	(31,615,622)

Effect of exchange rate changes	(471,469)	65,121

NET INCREASE (DECREASE) IN CASH	17,048,605	(3,099,358)

CASH
Beginning of period	466	3,112,528
End of period	$17,049,071	$13,170

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$1,357	$-
Income Taxes	$514	$-

The accompanying notes are an integral part of these financial statements

FUDA GROUP (USA) CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.          ORGANIZATION AND DESCRIPTION OF BUSINESS

Fuda Group (USA) Corporation (“Fuda USA”) was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 28, 2015, Fuda USA entered into stock-for-stock acquisition agreements with each of Fuda Gold (UK) Limited (“Fuda UK”) and Marvel Investment Corporation Limited (“Marvel”). As a result of the Acquisitions, each of Fuda UK and Marvel has been acquired by Fuda USA, and now each has become a wholly owned subsidiary of Fuda USA. Fuda USA, as the surviving entity from the Acquisitions, has taken over the respective operations and business plans of each of both Fuda UK and Marvel (and also of Liaoning Fuda by virtue of Marvel’s ownership of Liaoning Fuda). Refer to “Principal of Consolidation” under Note 2 Summary of Significant Accounting Policies

Fuda UK a private company organized under the laws of England and Wales was incorporated in May 20, 2015. Since its inception, Fuda UK has conducted minimal business operations but has started to purchase gold stones and powder and wholesale trading of gold bars.

Marvel Investment Corporation Limited was incorporated on October 28, 2009 under the laws of Hong Kong, PRC. The Company was established to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On February 28, 2015, Marvel entered into an Equity Interest Transfer Agreement with Liaoning Fuda Mining Co., Ltd (“Liaoning Fuda”) whereas Marvel agreed to acquire 100% equity interest in Liaoning effective June 30, 2015. Both Marvel and Liaoning Fuda are under common control of the same shareholder and no consideration was given in exchange for the equity interest in Liaoning Fuda. The acquisition was done to position Liaoning Fuda in a more favorable tax position under the laws of Hong Kong, PRC. Refer to “Principal of Consolidation” under Note 2 Summary of Significant Accounting Policies

Liaoning Fuda was established in August 2012 in Dandong City, Liaoning Province, China (“PRC”) with authorized capital of 60 million Chinese Yuan. Liaoning Fuda is a natural resource trading company that consists of raw blocks, stone carvings, slabs, pavers and wall claddings.

Fuda USA and its subsidiaries Marvel, Fuda UK, Liaoning Fuda shall be collectively known as the “Company”.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The Company’s financial statements are expressed in U.S. dollars.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Acquisition of Fuda UK and Marvel by Fuda USA

The acquisition was accounted under US GAAP as a business combination under reverse acquisition with Fuda UK and Marvel being the acquirers and Fuda USA being the acquiree as shares were issued by the public entity to acquire an interest in a larger privately owned entity; thereafter the shareholders of the privately owned entity became the controlling interest of the public entity. The consolidated financial statements have been presented at historical costs and on a retroactive basis to reflect the capital structure of Fuda UK and Marvel. The share exchange transaction was completed and effective on September 28, 2015 and Fuda UK and Marvel became subsidiaries of Fuda USA.

Acquisition of Liaoning Fuda by Marvel

The acquisition was accounted under US GAAP as a business combination under common control with Marvel being the acquirer as both entities were owned by the same shareholder. The consolidated financial statements have been presented at historical costs and on a retroactive basis. No purchase price or reverse merger accounting methods were used. The business combination transaction was completed and effective on June 30, 2015 and Liaoning became a subsidiary of Marvel.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s comprehensive income (loss) consist of net income (loss) and foreign currency translation adjustments.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

-         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

-         Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of the balance sheet date.

Foreign Currency Translation

The reporting currency of the Company is the US Dollar (“US$”).

The functional currency of Liaoning Fuda is the Chinese Renminbi (“RMB”).

The functional currency of Marvel is the Hong Kong Dollar (“HK$”).

The functional currency of Fuda UK is the British Pounds (“GBP”).

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at the end of the reporting periods. Exchange differences arising on the settlement of monetary items and on translation of monetary items at period-end are included in income statement of the period.

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Exchange rate used for the translation as follows:

	September 30,	September 30,	December 31,
	2015	2014	2014
US$ to RMB
Period end spot rate	6.35383	N/A	6.13849
Average periodic rate	6.17303	6.14782	N/A

HKD to US$
Period end spot rate	7.74995	N/A	7.75744
Average periodic rate	7.75309	7.75427	N/A

US$ to GBP
Period end spot rate	0.65934	N/A	N/A
Average periodic rate	0.65279	N/A	N/A

Cash and Cash Equivalents

The Company considers highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.

Bad debt expenses were $215,209 and $nil for the nine months ended September 30, 2015 and 2014, respectively.

Inventories

Inventories, which are primarily comprised of goods for sale, are stated at the lower of cost or net realizable value, using the first-in first-out (FIFO) method. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, at original cost, over the estimated useful lives of the assets as follows:

Office equipment	5 years
Motor Vehicle	10 years

Expenditures for repairs and maintenance, which do not improve or extend the expected useful lives of the assets, are expensed as incurred while major replacements and improvements are capitalized.

Valuation of Long-Lived assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Security deposits

Security deposits are amounts paid by the Company to its suppliers in order to ensure ample, constant supply and prompt delivery of goods.

Revenue Recognition

The Company generally recognizes product sales revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured.

Direct Domestic Sales

The Company recognizes product sales revenue when customers pick up and pay for the goods at once. The Company is responsible for losses when occurred. The Company sets out the terms and conditions of the sales contract and deals directly with customers.

Direct International Sales

The Company recognizes product sales revenue when bill of lading is received from shipping company. Although the title does not formally transfer until the goods have reach its destination port, the customer has a binding agreement for the goods; and is obligated to purchase them because a deposit has been made by the customer on the purchased goods.. The Company is responsible for losses in case of a shipping issue, but in all cases the Company has purchased insurance to cover for such loss. The Company sets out the terms and conditions of the sales contract and deals directly with customers.

Agency International Sales

The Company recognizes product sales revenue when bill of lading in received from shipping company although the title does not transfer until the goods have reach its destination port. The Agent is responsible for losses when occurred which the Agent has a blanket insurance to cover for such loss. The Agent would prepare the terms and conditions of the sales contract and deals directly with customers.

Value added taxes

The Company is subject to Value Added Taxes (“VAT”) at a rate of 17% on proceeds received from customers, and are entitled to a refund for VAT already paid or borne on the goods purchased by it that have generated the gross sales proceeds. The VAT balance is recorded in other payables on the balance sheets.

Advertising

The Company expenses advertising costs as incurred and are included in selling expenses.

Government Subsidies

The Company recognizes government grants that are non-operating in nature and with no further conditions to be met as other income when received. The Company recognizes government grants that contain certain operating conditions as liabilities when received, and as a reduction of the related costs for which the grants are intended to compensate when the conditions are met.

The government subsidies received by the Company were $139,640 and $226,243 for the nine months ended September 30, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC-280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (marketing and sales) and in one geographical segment (China), as all of the Company’s current operations are carried in China.

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impacts on the Company’s consolidated results of operations and financial condition.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.          SECURITY DEPOSITS TO SUPPLIERS

Security deposits are amounts paid by the Company to maintain its relationship with the suppliers in order to ensure ample, constant supply and prompt delivery of goods.

Security deposits to suppliers consist of the following:

	September 30,	December 31,
	2015	2014
Supplier A	$-	$765,986
Supplier B	-	358,720
Supplier C	-	860,472
Total	$-	$1,985,178

4.          LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	September 30,	December 31,
	2015	2014
Land	$50,496,534	$52,267,967
Office equipment	8,457	8,754
Motor vehicle	14,692	15,207
Total	50,519,683	52,291,928
Less: accumulated depreciation	(8,710)	(5,841)
Net	$50,510,973	$52,286,087

The depreciation expense charged to general and administrative expenses were $3,156 and $2,755 for the nine months ended September 30, 2015, respectively.

5.          TRADE FINANCING LOANS

The Company has executed short term accounts receivables factoring agreements with the banks. The bank would advance the Company a contracted percentage of the invoices factored up front and charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are repaid. The Company has also purchased insurance for the full invoiced amount.

The outstanding amount of trade financing loans were $nil and $1,893,264 as of September 30, 2015 and December 31, 2014, respectively.

The interest expenses were $1,357 and $55,663 for the nine months ended September 30, 2015 and 2014, respectively.

6.          RELATED PARTY TRANSACTIONS

The Company received advances from its owners from time to time as working capital to fund for its operations. These advances are due on demand, unsecured and non-interest bearing.

The Company has an outstanding payable amount of $nil and $1,548 to Mr. Yang Yuan Xi, the Company’s legal representative, as of September 30, 2015 and December 31, 2014, respectively.

Mr. Xiaobin Wu, the Company’s sole officer and director, is the Managing Director of Dandong Fuda Investment Co., Ltd (“Fuda Investment”) and Winner International Industries Ltd., (“Winner International”), each of these entities also holds a small (under 5%) interest in the Company.

In 2014, the Company acquired land from Fuda Investment for RMB127,424,700; and from Winner International for RMB65,965,000. The purchase price of the land was to be paid by stones in a barter trade exchange. The outstanding land purchase amount owed to Fuda Investment were $nil and $6,338,831; while amount owed to Winner International Industries Ltd were $nil and $11,218,980, as at September 30, 2015 and December 31, 2014, respectively. Barter trade revenues generated for the nine months ended September 30, 2015 and 2014 were $8,030,157 and $17,557,811, respectively.

7.          STOCKHOLDERS' EQUITY

The Company is authorized to issue 480,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On September 25, 2014 the Company issued 8,200,000founders common stock to two directors and officers of which 7,995,000 shares were redeemed and cancelled on February 20, 2015.

On February 21, 2015, the Company issued 123,615,000 shares of its common stock which all 123,615,000 shares were redeemed and cancelled between July 1, 2015 and September 7, 2015.

Between July 1, 2015 and September 7, 2015, the Company issued 59,794,307 shares of its common stock pursuant to executed subscription agreements.

On September 28, 2015, pursuant to the Acquisition Agreements, the Company acquires each of Fuda UK and Marvel through the exchange of (i) all of the outstanding shares of Fuda UK for 20,500,000 shares of common stock of the Company, and (ii) all of the outstanding shares of Marvel for 25,420,000 shares of common stock of the Company. Accordingly, a total of 45,920,002shares were issued in the Acquisitions.

In October 2015, the Company adopted an amendment to its certificate of incorporation effecting a reverse share split on a forty-one (41) for one hundred (100) basis, such that each one hundred (100) shares of common stock outstanding held by a stockholder were converted into only forty-one (41) shares of common stock outstanding. All outstanding shares of common stock were so converted in October when such amendment was filed in the State of Delaware. The action was duly approved by the board of directors and shareholders of the Company. As a result of the reverse share split, the total number of outstanding shares of common stock of the Company decreased from 258,339,773 shares outstanding to 105,954,309 shares outstanding at such time. All references to common stock and per share amounts for all prior periods presented have been retroactively presented to reflect the reverse share split.

The Company’s majority shareholder has paid expenses on behalf of the Company that are recorded as contribution to paid-in capital. The amounts contributed to paid-in capital were $695 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

8.          GOVERNMENT CONTRIBUTION PLAN

Pursuant to the laws applicable to PRC law, the Company is required to participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

9.          STATUTORY RESERVE

Pursuant to the laws applicable to the PRC, the Company must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss.

The PRC regulations also restrict the ability of the Company to make dividend and other payments to offshore entities or individuals. The PRC legal restrictions permit payments of dividend by the Company only out of its accumulated after-tax profits, if any, determined in accordance with PRC GAAP and regulations. Any limitations on the ability of the Company to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to the Company’s business, pay dividends and otherwise fund and conduct the Company’s business.

10.         INCOME TAXES

United States

Fuda USA is established in the State of Delaware in United States and is subject to Delaware State and US Federal tax laws. Fuda USA has approximately $1,331 of unused net operating losses (“NOLs”) available for carry forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

United Kingdom

Fuda UK is established in United Kingdom and its income is subject to a 20% profit tax rate for income sourced within the country. During the nine months ended September 30, 2015 and 2014, Fuda UK did not earn any income derived in United Kingdom, and therefore was not subject to United Kingdom Profits Tax.

Hong Kong

Marvel is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the nine months ended September 30, 2014, Marvel did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

The reconciliation of effective income tax rate as follows:

	For the Nine months ended
	September 30,	September 30,
	2015	2014
HK Statutory income tax rate	16.5%	16.5%
Less: Allowance	-%	-16.5%
Total	16.5%	-%

The provision for income tax on earnings as follows:

	For the Nine months ended
	September 30,	September 30,
	2015	2014
HK income tax at statutory rate	4,906	-
Less: Allowance	-	-
Total	4,906	-

China, PRC

Liaoning Fuda established in China and its income is subject to income tax rate of 25%. But has received an income tax holiday from the government for three years that will expire in 2015.

The reconciliation of effective income tax rate as follows:

	For the Nine months ended
	September 30,	September 30,
	2015	2014
PRC Statutory income tax rate	25%	25%
Less: Income tax holiday	-25%	-25%
Total	-	-

The provision for income tax on earnings as follows:

	For the Nine months ended
	September 30,	September 30,
	2015	2014
PRC income tax at statutory rate	3,227,008	2,367,378
Less: Income tax subject to tax holiday	(3,226,490)	(2,367,378)
Total	518	-

11.         COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

The Company has executed various lease agreements for office space and dormitory. The total future minimum lease payments under the operating leases as follows:

Periods	Amounts
For year ended December 31, 2015	$99,840
For year ended December 31, 2016	-
For year ended December 31, 2017	-
For year ended December 31, 2018	-
Thereafter	-
Total	$99,840

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in China, which are not federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company depends on a limited number of suppliers for its products. Accordingly, the Company has a concentration risk related to these suppliers. Failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain products sold to customers in a timely manner. If the Company is unable to obtain ample supply of products from existing suppliers or alternative sources of supply, the Company may be unable to satisfy our customers’ orders, which could materially and adversely affect revenues.

12.         SUBSEQUENT EVENTS

In October 2015, the Company adopted an amendment to its certificate of incorporation effecting a reverse share split on a forty-one (41) for one hundred (100) basis, such that each one hundred (100) shares of common stock outstanding held by a stockholder were converted into only forty-one (41) shares of common stock outstanding. All outstanding shares of common stock were so converted in October when such amendment was filed in the State of Delaware. The action was duly approved by the board of directors and shareholders of the Company. As a result of the reverse share split, the total number of outstanding shares of common stock of the Company decreased from 258,339,773 shares outstanding to 105,954,309 shares outstanding at such time. All references to common stock and per share amounts for all prior periods presented have been retroactively presented to reflect the reverse share split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company was incorporated in the State of Delaware in September 2014 as Spruce Valley Acquisition Corporation. In February 2015, Spruce Valley changed its name to Fuda Group (USA) Corporation. In September 2015, the Company effected two acquisitions.

Prior to the Acquisitions, the Company had no ongoing business or operations and was established for the purpose of completing a business combination with a target company. Accordingly, the business of the Company is now that of Fuda UK and Marvel (and of Liaoning Fuda by virtue of Marvel’s ownership of Liaoning Fuda), each of which was acquired by the Company in the Acquisitions.

In September 2015, the Company entered into stock-for-stock acquisition agreements (together, and collectively, the “Acquisition Agreements”) with each of Fuda Gold (UK) Limited, a private company organized under the laws of England and Wales (“Fuda UK”), and Marvel Investment Corporation Limited, a private company organized under the laws of Hong Kong (“Marvel”), in separate acquisitions (collectively, and together, the “Acquisitions”), that were all completed (based on separate agreement of the applicable parties) on September 28, 2015.

The Company filed a Form 8-K noticing such acquisitions and incorporates that information by reference herein.

Operations

Since its inception, Fuda UK has conducted minimal business operations but anticipates that it will purchase gold stones and powder and begin wholesale trading of gold bars. Fuda UK may also pursue mining opportunities primarily in Asia. The Company is currently focused on acquisition and exploration in Northern China, and, if economically feasible, acquiring and commencing mining.

Since its inception, Marvel conducted minimal business operations until it acquired Liaoning Fuda Mining Co. Ltd., a Chinese company, (“Liaoning Fuda”) pursuant to an equity transfer agreement executed on February 28, 2015 and later consummated on June 30, 2015. Liaoning Fuda is a granite and marble trading company. Marvel will focus on soliciting and spotting profitable acquisitions and trade in the industry.

As a result of the Acquisitions, each of Fuda UK and Marvel has become a wholly owned subsidiary of the Company (furthermore, Liaoning Fuda is a wholly owned subsidiary of Marvel). The Company, as the surviving entity from the Acquisitions, has taken over the respective operations and business plans of each.

The Company anticipates that it will engage in the business of gold and precious metals trading and investment, and additionally through vendor and supplier relationships will trade in granite and marble.

Besides trading of construction materials such as granite and marble, Liaoning Fuda also purchased the titles to land use right surrounding the mines for investment purposes.

The Company’s business strategy is to look for mergers and acquisitions opportunities and to purchase gold mining assets and facilities. The Company will seek properties with known mineralization that are in an advance stage of exploration and have previously undergone some drilling but are under-explored, which can advance quickly to increase value.

For gold, trading refers to the purchase of gold powder/sand/stones and then extracting and refining them into gold bars. Mining refers to the actual mining of the gold mines, which the Company plans to pursue in the future.

For granite mining, the Company plans to make acquisitions in an open granite mine that employ's saw cutting methods to remove large raw blocks from the quarry. The Company plans to process the raw blocks into slabs, pavers, wall claddings as well as carvings. These products can be sold to government agencies for infrastructure projects, corporations, granite processing plants, civil engineering companies as well renovation companies.

For gold and precious metals operations, the Company will purchase gold bars for trading. It also buys gold powder and stones for both processing and trading. The processing would encompass the extraction of precious minerals out of the sand/rock, refining them into gold bars. These gold powder and the stones are sourced from gold mines around China and Africa.

From July 2015, the Company engaged in gold trading as a start to its vision to expand into the gold trade. The Company has also started to purchase gold powder and stones from various suppliers with the intention to either trade on these or appoint a subcontractor to extract and process this gold powder into gold bars and other precious metal.

The Company’s management believes that the market demand for natural resources (such as gold, granite and marble) will continue. Gold and other precious metals are commodities and will have times of high and low price, but the demand for it as a commodity would be present. The same to be said for granite and marble that would be affected by the economy in particular the performance in construction trade.

Reverse Stock Split

The Company effected 100-for-41 reverse stock split of all 258,339,773 of its then outstanding common stock at the record date of October 1, 2015 resulting in 105,919,309 shares outstanding. The Stockholders approved the reverse stock split at a Special Meeting of Stockholders on October 1, 2015.

Registration Statement

The Company has filed a registration statement on Form S-1 for the offer and sale of 135,954,309 shares of common stock, as follows: (a) 30,000,000 Shares offered by the Company and (b) 105,954,309 shares offered by the holders (the “Selling Shareholders”) thereof. No public market currently exists for our common stock. The information contained in that registration statement is incorporated herein by reference.

The Company will receive no proceeds from the sale of the shares by the Selling Shareholders but will receive the proceeds from the sale of the 30,000,000 shares offered by it. The Company intends to use the proceeds from the sale of the shares, minus expenses and commissions, if any, to purchase fund capital development and for general corporate purposes.

Employees

The Company presently has approximately 50-60 employees.

Property

The Company currently has the following physical locations and respective lease arrangements:

The Company’s Beijing Head office is located at Room 1010, 1011, Financial Street Center South Tower, No.9A, Financial Street, Xicheng District, Beijing 100033, People’s Republic of China.  The Company’s Beijing office consists of approximately 900 square feet of office space leased on a month-to-month basis at $3,500 per month.

The Company’s China Regional office is located at 12th Floor, 100 Jin Jiang Street, Dandong City, Liaoning Province, China. The Company’s China office consists of approximately 5000 square feet of office space leased on a 3 years basis at $5,250 per month.

The Company currently owns land use rights to 8 parcels of lands surrounding the mines for investment purposes, containing a total of approximately 21.56 million square feet of land.

In the United States, the Company maintains an office at 48 Wall Street, 11th Floor, New York 10005, NY, USA. The phone number there is (646) 837-7950.

Subsidiaries

The Company has two wholly owned subsidiaries: Fuda UK and Marvel. Liaoning Fuda is a wholly owned subsidiary of Marvel and in turn indirectly a wholly owned subsidiary of the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company expects to earn potential revenue from existing customers and product sales and refining and trading activities. The Company prospects for new clients on an ongoing basis and also seeks additional revenue enhancement opportunities from existing clients. The company will be also expanding its portfolio of products.

Alternative Financial Planning

The Company has no alternative financial plans. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Capital Resources

As of September 30, 2015, the consolidated cash available for the Company (consolidating the Company and its subsidiaries) $17,049,071.

During the nine months ended September 30, 2015 net cash provided by operating activities was $19,412,668, and for the nine months ended September 30, 2014 was $30,594,011, respectively. Net cash provided by operating activities in 2014 resulted from cash provided by accounts receivables, inventory, security deposits to suppliers, accounts payable and accrued expenses.

Net cash used in financing activities for nine months ended September 30, 2015 was $1,892,594 whereas net cash used in financing activities for the same period in 2014 was $2,142,868. Financing activities were primarily attributable to repayments to and proceeds from trade financing loans.

Net cash used in investing activities for nine months ended September 30, 2015 was $nil whereas net cash used in investing activities for the same period in 2014 was $31,615,622. The Company acquired land, property and equipment in 2014.

The resulting effect for cash at the end of the nine months ended September 30, 2015 was $17,049,071 compared with cash at the end of the nine months ended September 30, 2014 of $13,170.

The Company’s proposed expansion plans and business process improvements will necessitate additional capital and financing. Accordingly, the Company plans to raise outside funding in order to achieve its expanded growth and profit objectives in its business over the next two years. The monies raised will be utilized for general operations, working capital, acquisition of mines, acquisition of gold sorting and refining facilities and acquisition of granite and marble processing facilities.

There can be no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its contemplated business plans and operations unless it obtains additional financing or otherwise is able to generate sufficient revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of three months ended September 30, 2015 and 2014 of the Company and its Subsidiaries as Consolidated

The Company generated revenues of $17,541,352 and $12,919,771 during the three months ended September 30, 2015 and 2014, respectively, an increase of approximately 36% on a year-over-year basis. Gross margin for the three months ended September 30, 2015 was $14,256,559 or approximately 81% of revenues as compared to $10,759,422 or approximately 83% of revenues for the same period in 2014. The decrease in gross margin from 2014 to 2015 resulted from increase in costs of goods acquired from suppliers.

During the three months ended September 30, 2015, the Company posted an operating income of $13,807,883 and net income of $13,908,127 as compared to operating income of $10,569,295 and net income of $10,793,866 for the three months ending September 30, 2014.

Operating expenses increased 136% from $189,415 in the three months ended September 30, 2014 to $448,456 in the same period of 2015. The increase in operating expenses was primarily attributable to a write-off of an uncollectible receivable to bad debt expense. In addition, the Company incurred additional consulting, accounting expenses, legal expenses, and travel expenses in relates to become a public reporting company.

Other income decreased from $224,571 in the three months ended September 30, 2014 to $105,147 in the same period of 2015 or approximately 53%. The Company received government rebates of $225,592 in the three months ended September 30, 2014 as compared to $105,096 in the same period of 2015.

Discussion of nine months ended September 30, 2015 and 2014 of the Company and its Subsidiaries as Consolidated

The Company generated revenues of $37,629,706 and $34,604,264 during the nine months ended September 30, 2015 and 2014, respectively, an increase of approximately 9% on a year-over-year basis. Gross margin for the nine months ended September 30, 2015 was $26,294,081 or approximately 70% of revenues as compared to $22,599,691 or approximately 65% of revenues for the same period in 2014. The increase in gross margin from 2014 to 2015 resulted from decreased in expenses related to exporting and delivery of goods to customers, and custom duties charges for exports.

During the nine months ended September 30, 2015, the Company posted operating income of $25,512,332 and net income of $25,645,263 as compared to operating income of $21,537,275 and net income of $21,417,525 for the nine months ending September 30, 2014.

Operating expenses decreased 92% from $1,062,416 in the nine months ended September 30, 2014 to $781,749 in the same period of 2015. The decrease in these costs was primarily attributable to a decrease in employee wages and salaries, insurance costs, loss on sales of accounts receivable, rental of equipment expenses in relates to export trades.

The decrease in costs resulted from the Company’s subsidiary, Liaoning Fuda, change of its business model focusing on local domestic market instead of international market. The significant impact due to the change in business model was a result of less exports and more domestic sales which resulted in less gross sales but higher sales margins. The change in business model also reduced the amount of inventory Liaoning Fuda kept on hand. It also reduced the amounts of sales made on credit as well which reduced the collection times and the cost of trade financing.

Other expenses were $119,750 in the nine months ended September 30, 2014 as compared to other income of $138,352 in the same period of 2015. The Company incurred interest expenses of $345,993 in 2014 for trade financing loans.

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

Changes in Internal Controls

With the acquisitions of the Company’s subsidiaries, the Company has grown in size and revenues and management of the Company believes that currently its internal controls over financial reporting are efficient and effective; however, given the time constraints and growth of the Company, management believes that it will likely examine and change the process of reporting financial matters and internal control will likely change. There was no change that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From inception (September 25, 2014), the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as follows:

On September 25, 2014, the Company issued 10,000,000 shares of its common stock to each of James Cassidy and James McKillop, then officers and directors of the Company. Of the 20,000,000 shares outstanding, 19,500,000 were redeemed, pro rata, on February 20, 2015 from the holders thereof.

On February 21, the Company issued 301,500,000 shares as follows:

Liaoning Fuda Mining Co., LTD	61,000,000
Dandong Hao Han Mining Co., LTD	58,000,000
Xiaobin Wu	51,500,000
B. Square Pty LTD	48,000,000
JFL International Group Private Limited	35,000,000
Lina Wu	35,000,000
Lihua Sun	13,000,000

Between July 1, 2015 and September 7, 2015, the Company subsequently redeemed those 301,500,000 shares that were issued on February 21, 2015 and issued 145,839,773 shares pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities.

Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders.

On September 30, 2015, the Company issued 112,000,000 shares of common stock in connection with the Acquisitions.

On October 1, 2015, the Company effected a 41-for-100 reverse stock split of the above issued shares resulting in 105,919,309 shares outstanding.

Subsequently 350 shareholders were issued 100 shares for a total of 35,000 shares in aggregate by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2015, the Board of Directors approved the 41-for-100 reverse stock split and resolved to present the matter to a vote of shareholders at a special meeting of the stockholders held October 1, 2015. The 41-for-100 reverse stock split was approved with a record date of October 1, 2015.

ITEM 5. OTHER INFORMATION

  (a) Not applicable.

  (b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

(a) Exhibits

Number	Item

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUDA GROUP (USA) CORPORATION

	By:	/s/ Xiaobin Wu
President, Chief Executive Officer
Chief Financial Officer
Dated: November 20, 2015