Form 10-K
period 2015-12-31
Fuda Group (USA) Corp
filed 2016-04-14
CIK 1623013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-55307

FUDA GROUP (USA) COPRORATION

(Exact name of registrant as specified in its charter)

Delaware	47-2031462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

48 Wall Street, 11th Floor

New York, New York

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: 646-837-7950

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                              ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                          ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes ☐ No

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$10,595

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 14, 2016
Common Stock, par value $0.0001	105,954,309

Documents incorporated by reference: None

PART I

Item 1. Business

Fuda Group (USA) Corporation is an emergent gold resources company seeking to develop and operate a portfolio of natural assets with reserves of gold and precious metals. The Company seeks properties with known mineralization that are in an advance stage of exploration and have previously undergone some drilling but are under-explored, which the Company believe can advance quickly to increase value. The Company further diversifies into the construction commodities, such as granite and marble, through established vendor and supplier networks. The Company is continually expanding and strengthening its upstream asset resources by acquiring and exploring properties in the region.

The Company, primarily focused on the region of Northeastern China, is concentrated on three thriving channels:

•	Gold & Precious Metal, Granite/Marble Trading;

•	Mining and Processing of Gold & Precious Metal, Granite/Marble;

•	Mergers and Acquisitions Projects.

Corporate History

The Company was incorporated in the State of Delaware in September 2014, and was initially known as the Spruce Valley Acquisition Corporation (“Spruce Valley”). In February 2015, Spruce Valley changed its name to Fuda Group (USA) Corporation. Thereafter, the Company effected a series of acquisitions (collectively known as the “Acquisitions”), beginning from September 2015 and on September 28, 2015, entered into stock-for-stock acquisition agreements with two companies: Fuda Gold (UK) Limited, (“Fuda UK”), a private company organized under the laws of England and Wales, and Marvel Investment Corporation Limited, (“Marvel”), a private company organized under the laws of Hong Kong. The Acquisitions have resulted in both Fuda UK and Marvel becoming wholly owned subsidiaries of the Company, the surviving entity. The Company has thereby inherited the respective operations and business plans of both Fuda UK and Marvel.

In May 2015, Fuda UK was incorporated in the United Kingdom, and at its inception, Fuda UK had conducted minimal business operations. Since the Acquisitions, which joined Fuda UK with the organization, the Company has been purchasing gold resources and operating wholesale business of gold bars.

In October 2009, Marvel was incorporated in Hong Kong. Since its inception, Marvel had conducted minimal business operations until it acquired Liaoning Fuda Mining Co. Ltd., (“Liaoning Fuda”), which was previously incorporated in China in August 2012, pursuant to an equity transfer agreement executed on February 28, 2015 and later consummated on June 30, 2015. Liaoning Fuda was a granite and marble trading company. With Marvel being a wholly owned subsidiary, the Company now has the ability to diversify its operations into the profitable granite and marble business of the construction material industry.

On February 28, 2015, Marvel entered into an Equity Interest Transfer Agreement with Liaoning Fuda Mining Co., Ltd (“Liaoning Fuda”) whereas Marvel agreed to acquire 100% equity interest in Liaoning effective June 30, 2015. Both Marvel and Liaoning Fuda are under common control of the same shareholder and no consideration was given in exchange for the equity interest in Liaoning Fuda. The acquisition was done to position Liaoning Fuda in a more favorable tax position under the laws of Hong Kong, PRC. Refer to “Principal of Consolidation” under Note 2 Summary of Significant Accounting Policies

Liaoning Fuda was established in August 2012 in Dandong City, Liaoning Province, China (“PRC”) with authorized capital of 60 million Chinese Yuan. Liaoning Fuda is a natural resource trading company that consists of raw blocks, stone carvings, slabs, pavers and wall claddings. It was established as a natural resource trading company, with operations concentrated in an area around Dandong City, Liaoning Province, situated in the Manchuria region of Northeast China. A large percentage of the its customers are industrial wholesalers, government agencies undertaking infrastructure or similar upgrading projects, corporations, renovators and construction companies, as well as stone processing factories. It also sells finished products for direct sales to civil engineering construction projects, corporations, and government agencies.

The Company is currently focusing on the acquisition and exploration of viable mines in Northeastern China, and preparing to advance to the next level by commencing the drilling or extraction of the aforementioned surveyed properties.

Operations

Since 2013, the Company is a natural resource trading company that consists of raw blocks, stone carvings, slabs, pavers, granite and wall claddings in China.

In 2015, the Company has conducted limited business operations in trading graphite, fluorite and gold.

In 2015, the Company has executed a cooperative operation agreement to filter and sort gold sands or gold dust from the gold mine tailings owned by the Chinese government with the intention to sell the goods under a profit sharing ratio. The cooperative agreement indicated the profit sharing is based on the gross sales price for the products sold and the ratios are to be 25% to mine owner, 35% to mine workers, and 40% to the Company. The Company shall collect payments from the customers for the goods sold and distribute the gross amount upon payment from the customers. The Company is responsible for managing the day to day operation activities in providing labor, tools, and equipment. At Sale, the Company is only entitled to 40% of the proceeds when the goods are sold similar to a royalty interest or net smelter interest, and the payments are only legally owed when the goods are sold while nothing is owed to the Company until completion of the sale. The Company has yet to generate revenues from such operation.

The Company’s management believes that the market demand for natural resources, such as gold, granite and marble, will continue to increase. Gold and other precious metals are commodities and will thereby experience times of high and low trading values, but the demand for it as a commodity would be ever present. The same could be said for granite and marble, which would be additionally affected by the economy in terms of the construction industry.

As for the Company’s diversification into marble and granite industry, the Company is executing plans to acquire an open-pit granite mine that employs saw-cutting methods to remove large granite blocks from the quarry. In addition, the Company is also preparing to further process the raw blocks into slabs, pavers, wall claddings, and carvings. These products can be sold to government agencies for infrastructure projects, corporations, granite processing plants, civil engineering companies as well renovation companies.

Business Strategy

The Company’s business strategy is to widen its market position in the gold mining and trading industry by directly acquiring a number of mines throughout Asia. It intends to seek properties with known mineralization that are in an advanced stage of exploration and have previously undergone some drilling but are under-explored, which we believe we can advance quickly to increase value.

Subsidiaries

The Company’s subsidiaries are: Marvel Investment Corporation Limited (and its subsidiary Liaoning Fuda Mining Co., Ltd) and Fuda Gold (UK) Limited.

Item 2. Properties

The Company currently has the following physical locations and respective lease arrangements:

The Company’s Beijing Head office is located at Room 1010, 1011, Financial Street Center South Tower, No.9A, Financial Street, Xicheng District, Beijing 100033, P.R. China

The Company’s China Regional office is located at 12th Floor, 100 Jin Jiang Street, Dandong City, Liaoning Province, China

The Company’s USA office is located at 48 Wall Street, 11th Floor, New York, NY 10005, USA

If the Company were forced to relocate, it believes it could obtain an equally satisfactory location at a comparable price.

The Company currently owns land use rights to 8 parcels of lands surrounding the mines for investment purposes, containing a total of approximately 21.56 million square feet of land.

Item 3. Legal Proceedings

There are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

Item 4. Mine Safety Disclosures.

Not applicable .

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

Since inception, the Company has sold securities which were not registered as follows:

The Company is authorized to issue 480,000,000 shares of common stock, par value $0.0001, of which 105,954,309 shares are outstanding as of the date of the registration statement, of which this prospectus is a part. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of the registration statement, of which this prospectus is a part.

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

On September 25, 2014, the Company issued the following shares of its common stock:

Name	Number of Shares
James Cassidy	4,100,000
James McKillop	4,100,000

(2) On February 20, 2015, 7,995,000 shares  were cancelled, pro rata, on February 20, 2015 from the holders.

(3) On February 21, 2015, the Company issued 123,615,000  shares as follows:

Name	Number of Shares
Liaoning Fuda Mining Co., LTD	25,010,000
Dandong Hao Han Mining Co., LTD	23,780,000
Xiaobin Wu	21,115,000
B. Square Pty LTD	19,680,000
JFL International Group Private Limited	14,350,000
Lina Wu	14,350,000
Lihua Sun	5,330,000

(4) Between July 1, 2015 and September 7, 2015, the Company subsequently cancelled those 123,615,000 shares that were issued on February 21, 2015.

(5) Between July 1, 2015 and September 7, 2015, 59,794,307 shares of common stock were issued by the Company to shareholders pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Company in conducting the offering.

(6) On September 30, 2015, the Company issued 45,920,002 shares of common stock in connection with the Acquisitions.

The above number of shares in (1) through (6) above is shown as post-split numbers of shares. Subsequently, the Company effectuated a 41-for-100 reverse stock split in October 2015.

Subsequent to the split occurring, 350 shareholders were issued 100 shares for a total of 35,000 shares in aggregate issued by the Company   as compensation.

Item 6. Selected Financial Data

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated in the State of Delaware in September 2014 and was formerly known as Spruce Valley Acquisition Corporation. In September 2015, the Company acquired each of Fuda Gold (UK) Limited, a private company organized under the laws of England and Wales (“Fuda UK”), and Marvel Investment Corporation Limited, a private company organized under the laws of Hong Kong (“Marvel”), in separate stock-for-stock acquisitions. Prior to the Acquisitions, the Company had no ongoing business or operations and was established for the purpose of completing a business combination with a target company, such as Fuda UK and Marvel. Accordingly, the business of the Company is now that of Fuda UK and Marvel (and of Liaoning Fuda by virtue of Marvel’s ownership of Liaoning Fuda), each of which was acquired by the Company in the Acquisitions.

After the Acquisition, the Company and its subsidiaries operate as a natural resource trading company that consists of raw blocks, stone carvings, slabs, pavers, granite, fluorite, graphite, gold and wall claddings in China.

References to the financial condition and performance of the Company below in this section “Management’s Discussions and Analysis of Financial Condition and Results of Operation” are to Liaoning Fuda Mining Co. Ltd, Fuda UK and Marvel respectively.

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

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

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

Liquidity and Capital Resources

As of December 31, 2015, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $18,116,602, Marvel had cash available of $11,549 and Fuda UK had cash available of $399, with consolidated cash available for the Company at $18,178,550.

As of December 31, 2014, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $466, Marvel had cash available of $0 and Fuda UK had cash available of $0.

Overall, the Company expects to generate its liquidity and capital resources from sales revenues by its operating subsidiary-Liaoning Fuda. These capital resources are used to purchase inventory and to pay its vendors and suppliers for expenses incurred under normal operation of the Company. The Company also expect to fund the newly started operations of its subsidiary-Fuda UK and Marvel through working capital of Liaoning Fuda as well as shareholder loans.

The Company has executed short term accounts receivables factoring agreements with the banks with maturity from 1 to 3 months. The bank would advance the Company at contracted discount percentage of 70%-85% of the accounts receivable invoices factored up front and charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced. The discount is recognized as financing interest expense. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are repaid. The Company has also purchased insurance for the full invoiced amount. Please refer to additional discussions below.

The Company also recognized interest expenses on the financing loans in the amount of $1,276 and $346,110, for the years ended December 31, 2015 and 2014, respectively

As at December 31, 2015, the Directors of the Company have repaid the outstanding trade financing loans on behalf of the Company which increased amounts due to related party.

The Company’s proposed expansion plans and business process improvements described above will necessitate additional capital and financing. Accordingly, the Company plans to raise outside funding in order to achieve its expanded growth and profit objectives in its business over the next two years. The monies raised will be utilized for general operations, working capital, acquisition of mines, acquisition of gold sorting and refining facilities and acquisition of granite and marble processing facilities.

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

The ability of the Company’s Chinese Subsidiary-Liaoning Fuda to pay dividends, royalties, management fees, etc may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, Liaoning Fuda funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Discussion of Years ended December 31, 2015 and 2014

During the years ended December 31, 2015 net cash provided by operating activities was $17,011,891, and for the years ended December 31, 2014 was $30,592,305, respectively. Net cash provided by operating activities in 2014 was much higher resulted from cash provided by accounts receivables, inventory, security deposits to suppliers, accounts payable and accrued expenses. The significant changes resulted from the Company changed its business model in 2014 focusing on the local domestic market instead of the international market which its export sales decreased significantly starting the first half of year 2014. The Company had started its trading business of graphite, fluorite, and gold which requires additional expenditures.

During the year ended December 31, 2014, the Company collected $1,055,131 from its customers for prior year’s export sales accounts receivables. The Company’s sales revenues increased and was able to generate significant cash flow by selling the inventory acquired in 2013. In addition, the Company’s deposits to suppliers were used to offset by the purchases of inventory from the suppliers.

During the year ended December 31, 2015, the Company decreased $8,381,843 of its accounts payables and accrued expenses as compared to the same period in 2014, the Company’s accounts payables and accrued expenses decreased by $5,832,650 which allows the Company to have additional cash provided by operating activities.

Net cash provided by financing activities for the year ended December 31, 2015 was $1,852,169 whereas net cash used in financing activities for the same period in 2014 was $2,144,151. Financing activities were primarily attributable to repayments to and proceeds from trade financing loans. The Company has executed various short term accounts receivables factoring agreements with the banks where the banks would advance the Company a contracted percentage of the invoices factored up front. These accounts receivables derived from export sales generated in 2013 that carryover to 2014. The shareholders of the Company have repaid the outstanding trade financing loans on behalf of the Company which increased the cash provided by financing activities.

Net cash used in investing activities for year ended December 31, 2015 was $20,776 whereas net cash used in investing activities for the same period in 2014 was $31,633,774. The Company acquired machinery and equipment of $20,776 for gold tailing sorting and filtering activities that started in 2015.

The resulting effect for cash at the end of the year ended December 31, 2015 was $18,178,550 compared with cash at the end of the year ended December 31, 2014 of $466.

In 2014 the Company has executed various short term accounts receivables factoring agreements with the banks where the banks would advance the Company a contracted percentage of the invoices factored up front or charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are repaid.

The outstanding amount of trade financing loans were $nil and $1,893,264 as of December 31, 2015 and 2014, respectively. The interest expenses were $1,276 and $346,110 for the years ended December 31, 2015 and 2014, respectively.

The Company generated revenues from sales of products of $38,404,891 and $42,518,470 during the years ended December 31, 2015 and 2014, respectively, a decrease of approximately 9.7% on a year-over-year basis. Part of the sale generated, $nil and $5,631,720 were generated through the sales of products through agents for the years ended December 31, 2015 and 2014, respectively.

Direct International Sales are sales generated by the Company directly with the customers and sets out the terms and conditions of the sales contract and deals directly with customers. Agency International Sales are sales generated by agents where they would prepare the terms and conditions of the sales contract and deal directly with customers.

Gross margin for the year ended December 31, 2015 was $26,294,081 or approximately 67% of revenues as compared to $25,843,041 or approximately 66% of revenues for the same period in 2014. The increase in gross margin from 2014 to 2015 resulted from decreased in expenses related to exporting and delivery of goods to customers, and custom duties charges for exports and different grade of stones were sold. In addition, the Company began to sell graphite, fluorite and gold in second half of 2015 which effected the gross margin.

The sales revenues and cost of sales as follows:

	Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Granite Stones	37,742,040	42,518,470	11,948,891	14,270,331
Graphite	224,936	-	199,957	-
Fluorite	249,926	-	174,966	-
Gold	187,989	-	238,036	-
Total	38,404,891	42,518,470	12,561,850	14,270,331

In early 2014, the Company changed its business model focusing on the local domestic market instead of the international market for its granite stone trading business. The difference in export sales and local domestic sales was that export sales required higher grade of stones which were more expensive as compared to the same period 2015, in addition, the costs to deliver the goods were more expensive. Stones sold for exports and sold to the agents are higher grade carved stones which can be used for higher end processing purposes. These customers preferred double cut which were more expensive because bigger blocks of stones needed to be cut by larger machines. As compared to stones for domestic customers are used for road making which were lower in quality and less expensive and were single cut stones. These stones are smaller slab and therefore the machines used to carve the stones are smaller.

The Company also generated higher sales from Affiliated entities through barter trade in 2014 as compared to 2015. The barter trade was trading granite stones for land acquired in 2014. The sales price of the granite stones traded was at market price. The gross margin on Affiliated entities sales are higher compared to third party sales due to different grade of granite stones at lower cost.

	Sales Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Affiliated Entities	8,257,534	23,100,627	625,571	7,250,258
Third parties	30,147,357	19,417,843	11,936,279	7,020,073
Total	38,404,891	42,518,470	12,561,850	14,270,331

During the year ended December 31, 2015, the Company posted operating income of $24,077,784 and net income of $24,215,164 as compared to operating income of $27,017,103 and net income of $27,014,470 for year ended December 31, 2014.

Operating expenses increased 43% from $1,231,036 in the year ended December 31, 2014 to $1,765,257 in the same period of 2015. The increase in these costs was primarily attributable to professional and travel expenses related to the Company’s going public in 2015.

	For the Years Ended
	December 31,	December 31,
	2015	2014
Insurance	-	345,461
Employees’ wages and salaries	413,954	471,641
Bad debt expense	261,847	15,130
Rent expense	74,838	125,505
Professional fees	457,354	11,607
Stock-based compensation	14,638	-
Travel expenses	263,781	39,900
Other SG&A expenses	278,845	221,792
Total	1,765,257	1,231,036

 The Company’s bad debt increase as a result of write of uncollectible receivable from the export sales customers which the Company has limited its export sales in early 2014. Insurance policies were purchased by the Company for the shipment of goods as required by the bank on the export sales accounts receivables factored for advance financing in 2014.

In late 2015, the Company has started operation of trading gold, graphite, and fluorite, as well as sorting and filtering gold mine tailing activities. Sorting and filtering activities of gold mine tailing required the Company to incur additional expenses such as hiring additional workers and purchasing tools and supplies for the workers. In early 2014, export sales required the Company to incur additional expenses such as hiring additional employees and renting equipment for the delivery, loading and unloading of exported goods to and from the shipping ports. As a result, wages and salaries were comparable from year to year.

Other income generated were $137,380 in the year ended December 31, 2015 as compared to other expenses of $2,633 in the same period of 2014. The Company incurred interest expenses of $1,276 and $346,110 for the years ended 2015 and 2014 for trade financing loans that were paid off in 2015. The Company received $138,427 and $343,477 in government rebates which were mainly for export and insurance incentives that occurred in 2014 for export sales by the Company.

Related Party Transactions

From time to time, the Company receive advances from related parties as working capital to fund for its operations which consist of the following. These advances are due on demand, unsecured and non-interest bearing.

	December 31,	December 31,
	2015	2014
Mr. Tan Lin	$(1,227,280)	$-
Mr. Wu Xiao Bing	(778,449)	-
Mr. Yang Yuan Xi	(539,389)	(1,548)
Mr. Wu Zhong Chen	(539,389)	-
Ms. Lynn Lee	(547,115)	-
Total	$(3,631,621)	$(17,559,359)

Mr. Xiaobin Wu, the Company’s officer and director, is the Managing Director of Dandong Fuda Investment Co., Ltd (“Fuda Investment”) and Winner International Industries Ltd., (“Winner International”), each of these entities also holds a small (under 5%) interest in the Company. Revenue and Cost of Sales for these entities is shown separately on the Income statement as Revenue and Cost of Sales from Affiliated Entities.

In 2014, the Company acquired land from Fuda Investment for RMB 127,424,700; and from Winner International for RMB 65,965,000. The purchase price of the land was to be paid by stones in a barter trade exchange.

The Company recognized the land purchased (assets transferred) at historical cost because the transactions were not arm-length transactions as they were purchases from affiliated entities so therefore no gain or loss were recognized on the transfer. The Company would review the historical cost of the land to evaluate if there is an impairment loss to be recognized. The barter trade transactions were recognized as a land asset and as accounts payable to the sellers. The revenues were recognized against the outstanding amount owed to the sellers.

Barter trade revenues generated for the years ended December 31, 2015 and 2014 were $8,257,534 and $23,100,627, respectively.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2015 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

The Company effected a change in control in 2015 resulting in changes in internal controls. The Company’s president and chief operating office supervise all internal controls and other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaddway  Commission . Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

_BF Borgers, CPA PC. the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company has not changed control over financial reporting in the fourth quarter. However, those officers maintain internal controls such that there has been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. All financial reporting is overseen and handled by the chief executive officer.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Officers and Directors

The following table sets forth information regarding the members of the Company’s board of directors, officers and management.

Name	Position	Age
Xiaobin Wu	President and Chief Executive Officer and Chief Financial Officer
Weiguo Lang	Chief Operating Officer
Bin Lee	Company Secretary and Legal Adviser
Jimmy Lee	Deputy Accounting Manager
Mihir Sangani	Director, Marketing and Investor Relations
Lynn Lee	Personal Assistant and People Officer

Xiaobin Wu

Xiaobin Wu serves as Chief Executive Officer, President and Chief Financial Officer of the Company, and is the sole director of the Company. From 2012 to the present, Mr. Wu has been the Managing Director of Liaoning Fuda Mining Co. Ltd. based in Dandong, China. Mr. Wu is also the Managing Director of Marvel Investment Corporation Limited based in Hong Kong, China since 2009. Mr. Wu received a Master of Business Administration degree in 2012 from Peking University in Beijing, China. Mr. Wu has extensive commercial and entrepreneur experience and a wide network of contacts.

Weiguo Lang

Weiguo Lang was appointed Chief Operating Officer in August 2015. Lang has a PhD in Engineering. Mr Lang has published greater than 20 academic papers and reports. He has significant engineering and operational experience in the mining industry.

Bin Li

Bin Li was appointed as Company Secretary and Legal Adviser in October 2015. Mr. Li finished his Masters Degree and Doctor of Jurisprudence Degree in the United States. Mr. Li is licensed by the State Bar of California to appear before the California Superior Court and Court of Appeal, the federal District Court and Bankruptcy Court for the Central District of California.

Jimmy Lee

Jimmy Lee was appointed as Deputy Accounting Manager in June 2015. He is a qualified well versed with both the US and Asian markets and has deep knowledge about auditing, financial, reporting, consulting, taxation and financial planning. He is also a licensed CPA.

Mihir Sangari

Mihir Sangari was appointed as Director of Sales and Marketing in August 2015. has significant global marketing & business development along with investor relation exposure. Mr. Sangani has expertise includes early stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions.

Lynn Lee

Lynn Lee was appointed Personal Assistant and People Officer since March 2014. She has many years of working experience in international locations with various industries in both public and private sectors -MNCs and local companies. She has extensive people management experience and organization planning and development experience.

Director Compensation

Directors do not receive any compensation for serving on the Board of Directors. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date.

Committees and Terms

The Board of Directors has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Indemnification of Officers, Directors, Employees and Agents

The Certificate of Incorporation and bylaws of the Company provide that the Company shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify all directors of the Company, as well as any officers or employees of the Company to whom the Company has agreed to grant indemnification.

Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise.

The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

Item 11. Executive Compensation

Each of the officers has received certain shares of common stock in the Company in connection with the change of control of the Company. Accordingly, the Company has not recorded any compensation expense in respect of any shares issued to the officers as such shares do not represent compensation that was paid to any officer.

There are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company, until such time as the Company is profitable, experiences positive cash flow or obtains additional financing. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the company or a change in his or her responsibilities following a change in control. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company (see “Anticipated Officer and Director Remuneration” below.)

Summary of Compensation Table:

The following table sets forth the compensation paid by us for the years ended December 31, 2015 and 2014 for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

				Aggregate
				Accrued
		Annual	Annual	Salary		Stock		All	Annual
		Earned	Payments	Since		and	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	Compensation	Total
Xiaobin Wu
President, Chief Executive Officer,	2014	-	-	-	-	-	-	-
Chief Financial Officer, Director	2015	19,271	-	-	-	-	-	-

Employment Agreements

The Company enters into various employment agreements, where necessary, in the standard course of its business operations.

Anticipated Officer and Director Remuneration

The Company intends to pay annual salaries to all of its employees and an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities (i.e. a public offering raising capital for the Company). At such time, the Company anticipates offering cash and non-cash compensation to other employees and directors. In addition, the Company may also offer additional benefits to employees in its sole and absolute discretion.

The Company does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock(1)

Xiaobin Wu
President, CEO, CFO and Director	53,218,000	50%

All Executive Officers and
Directors as a Group (1 Persons)

(1) Based on 105,954,309 shares outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

From time to time, the Company receive advances from related parties as working capital to fund for its operations which consist of the following. These advances are due on demand, unsecured and non-interest bearing.

	December 31,	December 31,
	2015	2014
Mr. Tan Lin	$(1,227,280)	$-
Mr. Wu Xiao Bing	(778,449)	-
Mr. Yang Yuan Xi	(539,389)	(1,548)
Mr. Wu Zhong Chen	(539,389)	-
Ms. Lynn Lee	(547,115)	-
Total	$(3,631,621)	$(17,559,359)

Mr. Xiaobin Wu, the Company’s officer and director, is the Managing Director of Dandong Fuda Investment Co., Ltd (“Fuda Investment”) and Winner International Industries Ltd., (“Winner International”), each of these entities also holds a small (under 5%) interest in the Company. Revenue and Cost of Sales for these entities is shown separately on the Income statement as Revenue and Cost of Sales from Affiliated Entities.

In 2014, the Company acquired land from Fuda Investment for RMB 127,424,700; and from Winner International for RMB 65,965,000. The purchase price of the land was to be paid by stones in a barter trade exchange.

The Company recognized the land purchased (assets transferred) at historical cost because the transactions were not arm-length transactions as they were purchases from affiliated entities so therefore no gain or loss were recognized on the transfer. The Company would review the historical cost of the land to evaluate if there is an impairment loss to be recognized. The barter trade transactions were recognized as a land asset and as accounts payable to the sellers. The revenues were recognized against the outstanding amount owed to the sellers.

Barter trade revenues generated for the years ended December 31, 2015 and 2014 were $8,257,534 and $23,100,627, respectively.

Item 14. Principal Accounting Fees and Services.

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

Audit Fees                                    $  95,000

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

FINANCIAL STATEMENTS

CERTIFIED PUBLIC ACCOUNTANTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Company was incorporated in the State of Delaware in September 2014 and was formerly known as Spruce Valley Acquisition Corporation. In September 2015, the Company acquired each of Fuda Gold (UK) Limited, a private company organized under the laws of England and Wales (“Fuda UK”), and Marvel Investment Corporation Limited, a private company organized under the laws of Hong Kong (“Marvel”), in separate stock-for-stock acquisitions. Prior to the Acquisitions, the Company had no ongoing business or operations and was established for the purpose of completing a business combination with a target company, such as Fuda UK and Marvel. Accordingly, the business of the Company is now that of Fuda UK and Marvel (and of Liaoning Fuda by virtue of Marvel’s ownership of Liaoning Fuda), each of which was acquired by the Company in the Acquisitions.

References to the financial condition and performance of the Company below in this section “Management’s Discussions and Analysis of Financial Condition and Results of Operation” are to Liaoning Fuda Mining Co. Ltd, Fuda UK and Marvel respectively. The Company’s independent auditors have expressed substantial doubt as to the ability for some companies under the structure but not Liaoning Fuda to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of for some companies under the structure but not Liaoning Fuda to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Equipment Financing

The Company has no existing equipment financing arrangements.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

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

Liquidity and Capital Resources

As of December 31, 2015, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $18,116,602, Marvel had cash available of $11,549 and Fuda UK had cash available of $399, with consolidated cash available for the Company at $18,178,550.

As of December 31, 2014, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $466, Marvel had cash available of $0 and Fuda UK had cash available of $0.

Overall, the Company expects to generate its liquidity and capital resources from sales revenues by its operating subsidiary-Liaoning Fuda. These capital resources are used to purchase inventory and to pay its vendors and suppliers for expenses incurred under normal operation of the Company. The Company also expect to fund the newly started operations of its subsidiary-Fuda UK and Marvel through working capital of Liaoning Fuda as well as shareholder loans.

The Company has executed short term accounts receivables factoring agreements with the banks with maturity from 1 to 3 months. The bank would advance the Company at contracted discount percentage of 70%-85% of the accounts receivable invoices factored up front and charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced. The discount is recognized as financing interest expense. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are repaid. The Company has also purchased insurance for the full invoiced amount. Please refer to additional discussions below.

The Company also recognized interest expenses on the financing loans in the amount of $1,276 and $346,110, for the years ended December 31, 2015 and 2014, respectively

As at December 31, 2015, the Directors of the Company have repaid the outstanding trade financing loans on behalf of the Company which increased amounts due to related party.

The Company’s proposed expansion plans and business process improvements described above will necessitate additional capital and financing. Accordingly, the Company plans to raise outside funding in order to achieve its expanded growth and profit objectives in its business over the next two years. The monies raised will be utilized for general operations, working capital, acquisition of mines, acquisition of gold sorting and refining facilities and acquisition of granite and marble processing facilities.

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

The ability of the Company’s Chinese Subsidiary-Liaoning Fuda to pay dividends, royalties, management fees, etc may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, Liaoning Fuda funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Refer to “Restrictions on currency exchange may limit the Company’s ability to utilize the Company’s capital effectively” on page 33 of this Form S-1 for additional information.

Discussion of Years ended December 31, 2015 and 2014

During the years ended December 31, 2015 net cash provided by operating activities was $17,011,891, and for the years ended December 31, 2014 was $30,592,305, respectively. Net cash provided by operating activities in 2014 was much higher resulted from cash provided by accounts receivables, inventory, security deposits to suppliers, accounts payable and accrued expenses. The significant changes resulted from the Company changed its business model in 2014 focusing on the local domestic market instead of the international market which its export sales decreased significantly starting the first half of year 2014. The Company had started its trading business of graphite, fluorite, and gold which requires additional expenditures.

During the year ended December 31, 2014, the Company collected $1,055,131 from its customers for prior year’s export sales accounts receivables. The Company’s sales revenues increased and was able to generate significant cash flow by selling the inventory acquired in 2013. In addition, the Company’s deposits to suppliers were used to offset by the purchases of inventory from the suppliers.

During the year ended December 31, 2015, the Company decreased $8,381,843 of its accounts payables and accrued expenses as compared to the same period in 2014, the Company’s accounts payables and accrued expenses decreased by $5,832,650 which allows the Company to have additional cash provided by operating activities.

Net cash provided by financing activities for the year ended December 31, 2015 was $1,852,169 whereas net cash used in financing activities for the same period in 2014 was $2,144,151. Financing activities were primarily attributable to repayments to and proceeds from trade financing loans. The Company has executed various short term accounts receivables factoring agreements with the banks where the banks would advance the Company a contracted percentage of the invoices factored up front. These accounts receivables derived from export sales generated in 2013 that carryover to 2014. The shareholders of the Company have repaid the outstanding trade financing loans on behalf of the Company which increased the cash provided by financing activities.

Net cash used in investing activities for year ended December 31, 2015 was $20,776 whereas net cash used in investing activities for the same period in 2014 was $31,633,774. The Company acquired machinery and equipment of $20,776 for gold tailing sorting and filtering activities that started in 2015.

The resulting effect for cash at the end of the year ended December 31, 2015 was $18,178,550 compared with cash at the end of the year ended December 31, 2014 of $466.

In 2014 the Company has executed various short term accounts receivables factoring agreements with the banks where the banks would advance the Company a contracted percentage of the invoices factored up front or charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are repaid.

The outstanding amount of trade financing loans were $nil and $1,893,264 as of December 31, 2015 and 2014, respectively. The interest expenses were $1,276 and $346,110 for the years ended December 31, 2015 and 2014, respectively.

From time to time, the Company receive advances from related parties as working capital to fund for its operations which consist of the following. These advances are due on demand, unsecured and non-interest bearing.

	December 31,	December 31,
	2015	2014
Mr. Tan Lin	$(1,227,280)	$-
Mr. Wu Xiao Bing	(778,449)	-
Mr. Yang Yuan Xi	(539,389)	(1,548)
Mr. Wu Zhong Chen	(539,389)	-
Ms. Lynn Lee	(547,115)	-
Total	$(3,631,621)	$(17,559,359)

The Company generated revenues from sales of products of $38,404,891 and $42,518,470 during the years ended December 31, 2015 and 2014, respectively, a decrease of approximately 9.7% on a year-over-year basis. Part of the sale generated, $nil and $5,631,720 were generated through the sales of products through agents for the years ended December 31, 2015 and 2014, respectively.

Direct International Sales are sales generated by the Company directly with the customers and sets out the terms and conditions of the sales contract and deals directly with customers. Agency International Sales are sales generated by agents where they would prepare the terms and conditions of the sales contract and deal directly with customers.

Gross margin for the year ended December 31, 2015 was $26,294,081 or approximately 67% of revenues as compared to $25,843,041 or approximately 66% of revenues for the same period in 2014. The increase in gross margin from 2014 to 2015 resulted from decreased in expenses related to exporting and delivery of goods to customers, and custom duties charges for exports and different grade of stones were sold. In addition, the Company began to sell graphite, fluorite and gold in second half of 2015 which effected the gross margin.

The sales revenues and cost of sales as follows:

	Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Granite Stones	37,742,040	42,518,470	11,948,891	14,270,331
Graphite	224,936	-	199,957	-
Fluorite	249,926	-	174,966	-
Gold	187,989	-	238,036	-
Total	38,404,891	42,518,470	12,561,850	14,270,331

In early 2014, the Company changed its business model focusing on the local domestic market instead of the international market for its granite stone trading business. The difference in export sales and local domestic sales was that export sales required higher grade of stones which were more expensive as compared to the same period 2015, in addition, the costs to deliver the goods were more expensive. Stones sold for exports and sold to the agents are higher grade carved stones which can be used for higher end processing purposes. These customers preferred double cut which were more expensive because bigger blocks of stones needed to be cut by larger machines. As compared to stones for domestic customers are used for road making which were lower in quality and less expensive and were single cut stones. These stones are smaller slab and therefore the machines used to carve the stones are smaller.

The Company also generated higher sales from Affiliated entities through barter trade in 2014 as compared to 2015. The barter trade was trading granite stones for land acquired in 2014. The sales price of the granite stones traded was at market price. The gross margin on Affiliated entity sales are higher compared to third party sales due to different grade of granite stones at lower cost.

	Sales Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Affiliated Entities	8,257,534	23,100,627	625,571	7,250,258
Third parties	30,147,357	19,417,843	11,936,279	7,020,073
Total	38,404,891	42,518,470	12,561,850	14,270,331

During the year ended December 31, 2015, the Company posted operating income of $24,077,784 and net income of $24,215,164 as compared to operating income of $27,017,103 and net income of $27,014,470 for year ended December 31, 2014.

Operating expenses increased 43% from $1,231,036 in the year ended December 31, 2014 to $1,765,257 in the same period of 2015. The increase in these costs was primarily attributable to professional and travel expenses related to the Company’s going public in 2015.

	For the Years Ended
	December 31,	December 31,
	2015	2014
Insurance	-	345,461
Employees’ wages and salaries	413,954	471,641
Bad debt expense	261,847	15,130
Rent expense	74,838	125,505
Professional fees	457,354	11,607
Stock-based compensation	14,638	-
Travel expenses	263,781	39,900
Other SG&A expenses	278,845	221,792
Total	1,765,257	1,231,036

 The Company’s bad debt increase as a result of write of uncollectible receivable from the export sales customers which the Company has limited its export sales in early 2014. Insurance policies were purchased by the Company for the shipment of goods as required by the bank on the export sales accounts receivables factored for advance financing in 2014.

In late 2015, the Company has started operation of trading gold, graphite, and fluorite, as well as sorting and filtering gold mine tailing activities. Sorting and filtering activities of gold mine tailing required the Company to incur additional expenses such as hiring additional workers and purchasing tools and supplies for the workers. In early 2014, export sales required the Company to incur additional expenses such as hiring additional employees and renting equipment for the delivery, loading and unloading of exported goods to and from the shipping ports. As a result, wages and salaries were comparable from year to year.

Other income generated were $137,380 in the year ended December 31, 2015 as compared to other expenses of $2,633 in the same period of 2014. The Company incurred interest expenses of $1,276 and $346,110 for the years ended 2015 and 2014 for trade financing loans that were paid off in 2015. The Company received $138,427 and $343,477 in government rebates which were mainly for export and insurance incentives that occurred in 2014 for export sales by the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fuda Group (USA) Corporation:

We have audited the accompanying consolidated balance sheets of Fuda Group (USA) Corporation (“the Company”) as of December 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Fuda Group (USA) Corporation, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

/s/ B F Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
April 14, 2016

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$18,178,550	$466
Accounts receivable, net	475,041	260,624
Inventory	-	3,843
Prepaid rent	28,254	65,058
Security deposits to suppliers	996,166	1,985,178
Other receivables	6,380	387,142
Total Current Assets	19,684,391	2,702,311
Land, property & equipment (net)	49,478,802	52,286,087
Other assets	46,233	48,872
Total Assets	$69,209,426	$55,037,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$29,014	$8,420,643
Taxes payable	-	224
Due to related parties	3,631,621	1,548
Other payables	-	11,472
Trade financing loans	-	1,893,264
Advances from customers	6,164	-
Total Current Liabilities	3,666,799	10,327,151
Total Liabilities	3,666,799	10,327,151

Commitments & contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 480,000,000 shares authorized; 105,954,309 shares at December 31, 2015 and 8,200,000 shares at December 31, 2014, respectively	10,595	820
Additional paid-in capital	9,579,682	9,564,907
Subscriptions receivable	-	(2,000)
Accumulated other comprehensive income	(3,188,494)	220,712
Statutory reserve	5,990,116	3,493,474
Accumulated earnings (unrestricted)	53,150,728	31,432,206
Total stockholders' equity	65,542,627	44,710,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,209,426	$55,037,270

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,	December 31,
	2015	2014
Sales
Affiliated Entities	$8,257,534	$23,100,627
Third parties	30,147,357	19,417,843
Total sales	38,404,891	42,518,470
Cost of sales
Affiliated Entities	625,571	7,250,258
Third parties	11,936,279	7,020,073
Total cost of sales	12,561,850	14,270,331

Gross margin	25,843,041	28,248,139

Operating expenses
Selling, general & administrative expenses	1,765,257	1,231,036
Total operating expenses	1,765,257	1,231,036

Income (Loss) from operation	24,077,784	27,017,103

Other income (expenses)
Interest income (expenses), net	(1,276)	(346,110)
Government rebate	138,427	343,477
Other income	229	-
Total other income (expenses)	137,380	(2,633)

Income before income tax	24,215,164	27,014,470

Income tax	-	-

Net income	24,215,164	27,014,470

Foreign currency translation adjustment	(3,414,934)	(73,259)

Comprehensive income	$20,800,230	$26,941,211

Common Shares Outstanding, basic and diluted	87,430,953	2,201,644

Net income per share Basic and diluted	$0.28	$12.27

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2014 and December 31, 2015

					Accumulated
	Common Stock		Additional		Other
	$0.0001 Par Value		Paid-in	Subscriptions	Comprehensive	Accumulated	Staturory
	Shares	Amount	Capital	Receivable	Income	Earnings	Reserves	Totals
Balance, September 25, 2014 (Inception)	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock	8,200,000	820	1,180	(2,000)				-
Expenses paid by stockholder and contributed as capital			1,698					1,698
Issuance of common stock for acquisition of subsidiaries			9,602,706		293,971	7,119,353	791,857	17,807,887
Capital withdrawal from owners			(40,677)					(40,677)
Net loss						24,312,853	2,701,617	27,014,470
Cummulative translation adjustment					(73,259)			(73,259)
Balances at December 31, 2014	8,200,000	$820	$9,564,907	$(2,000)	$220,712	$31,432,206	$3,493,474	$44,710,119
Cancellation of common stock	(7,995,000)	(800)	(1,150)	1,950				-
Issuance of common stock for cash	123,615,000	12,362	17,788	(30,150)				-
Cancellation of common stock	(123,615,000)	(12,362)	(17,788)	30,150				-
Issuance of common stock for cash	59,794,307	5,979	8,605	(14,584)				-
Issuance of common stock for acquisition	45,920,000	4,592	6,608	-				11,200
Issuance of common stock for Compensation	35,000	4	-	-				4
Expenses paid by stockholder and contributed as capital			712					712
Stock subscribed converted to stock compensation	-	-	-	14,634				14,634
Net income						21,718,522	2,496,642	24,215,164
Cummulative translation adjustment					(3,409,206)			(3,409,206)
Balances at December 31, 2015	105,954,307	$10,595	$9,579,682	$-	$(3,188,494)	$53,150,728	$5,990,116	$65,542,627

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Years Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities
Net income	$24,215,164	$27,014,470
Adjustments to reconcile net income to net cash provided by or used in operating activities:
Bad debt expense	261,847	15,130

Shares to be used and issued for compensation	14,638	-
Depreciation and amortization	4,702	4,199
Expenses paid by stockholder and contributed as capital	712	1,698
Changes in operating assets and liabilities:
Accounts receivable	(474,909)	1,055,131
Inventory	3,838	5,598,542
Prepaid rent	35,541	109,480
Other receivables	380,039	(52,513)
Security deposits to suppliers	955,957	2,715,958
Accounts payable and accrued expenses	(8,381,843)	(5,832,650)
Taxes payable	1,240	224
Other payables	(11,459)	11,451
Advances from customers	6,424	-
Other assets	-	(48,815)
Net cash provided by operating activities	17,011,891	30,592,305

Cash flows from financing activities
Capital withdrawal from owners	-	(40,677)
Proceeds from issuance of common stock	-	-
Proceeds/(Repayment) to related party, net	3,743,217	(21,059)
Proceeds/(Repayments) from trade financing loans, net	(1,891,048)	(2,082,415)
Net cash used in financing activities	1,852,169	(2,144,151)

Cash flows from investing activities
Purchase of land, property and equipment	(20,776)	(31,633,774)
Net cash used in investing activities	(20,776)	(31,633,774)

Effect of exchange rate changes	(665,200)	73,558

NET INCREASE (DECREASE) IN CASH	18,178,084	(3,112,062)

CASH
Beginning of period	466	3,112,528
End of period	$18,178,550	$466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$1,345	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FUDA GROUP (USA) CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Fuda Group (USA) Corporation (“Fuda USA”) was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 28, 2015, Fuda USA entered into stock-for-stock acquisition agreements with each of Fuda Gold (UK) Limited (“Fuda UK”) and Marvel Investment Corporation Limited (“Marvel”). As a result of the Acquisitions, each of Fuda UK and Marvel has been acquired by Fuda USA, and now each has become a wholly owned subsidiary of Fuda USA. Fuda USA, as the surviving entity from the Acquisitions, has taken over the respective operations and business plans of each of both Fuda UK and Marvel (and also of Liaoning Fuda by virtue of Marvel’s ownership of Liaoning Fuda). Refer to “Principal of Consolidation” under Note 2 Summary of Significant Accounting Policies

Fuda UK a private company organized under the laws of England and Wales was incorporated in May 20, 2015. Since its inception, Fuda UK has conducted minimal business operations but has started to purchase gold stones and powder and wholesale trading of gold bars. Fuda UK has executed an cooperative operation agreement to filter and sort gold sands or gold dust from the gold mine tailings and to sell the goods under a profit sharing ratio.

Marvel Investment Corporation Limited was incorporated on October 28, 2009 under the laws of Hong Kong, PRC. The Company was established to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Marvel has conducted limited business operations in trading graphite and fluorite.

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

Fuda USA and its subsidiaries Marvel, Fuda UK, and Liaoning Fuda shall be collectively known as the “Company”.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

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

Foreign Currency Translation

The reporting currency of Fuda Group (USA) Corporation is the US Dollar (“US$”).

The functional currency of Liaoning Fuda is the Chinese Renminbi (“RMB”).

The functional currency of Marvel is the Chinese Renminbi (“RMB”) and translated to the local currency Hong Kong Dollar (“HK$”).

The functional currency of Fuda UK is Chinese Renminbi (“RMB”) and translated to the local currency British Pounds (“GBP”).

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

Exchange rate used for the translation as follows:

	December 31,	December 31,
RMB to US$	2015	2014
Period end spot rate	0.15411	0.16291
Average periodic rate	0.16059	0.16272

HKD to US$
Period end spot rate	0.12903	0.12891
Average periodic rate	0.12899	0.12895

GBP to US$
Period end spot rate	1.48258	N/A
Average periodic rate	1.52832	N/A

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

Bad debt expenses were $261,847 and $15,130 for the years ended December 31, 2015 and 2014, respectively.

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

Machinery	5 years
Office equipment	5 years
Motor Vehicle	10 years

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

Security deposits

Security deposits are paid by Liaoning Fuda to its suppliers in order to ensure ample, constant supply and prompt delivery of goods

Security deposits are paid by Fuda UK to its suppliers to establish a purchase commitment.

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

Liaoning Fuda Direct Domestic Sales

The Company recognizes product sales revenue when customers pick up and pay for the goods at once. The customer is responsible for losses when occurred. The Company sets out the terms and conditions of the sales contract and deals directly with customers.

Liaoning Fuda Direct International Sales

The Company recognizes product sales revenue when bill of lading is received from shipping company. Although the title does not formally transfer until the goods have reach its destination port, the customer has a binding agreement for the goods; and is obligated to purchase them because a deposit has been made by the customer on the purchased goods. The Company is responsible for losses in case of a shipping issue, but in all cases the Company has purchased insurance to cover for such loss. The Company sets out the terms and conditions of the sales contract and deals directly with customers.

Liaoning Fuda Agency International Sales

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

Marvel Sales

The Company derives its revenues from trading graphite and fluorite. The Company recognizes sales of graphite and fluorite revenue when the goods are delivered to destination designated by the customer. Customer is allowed to return the goods or cancel the order subject to a penalty. The Company sets out the terms and conditions of the sales contract and deals directly with customers.

Fuda UK Sales

The Company derives its revenues from trading gold stones, gold sand, or gold bars. The Company recognizes sales of gold stones, gold sand, or gold bars revenue when the goods are delivered to destination designated by the customer. Sales price of the goods are to be negotiated between Fuda UK and the customer, and accepted by the customer after a third party inspection report for quality and weight is obtained prior to arrival at the destination of the customer. In case of finding irregularity or discrepancy in weight or purity of the goods, the customer is allowed to claim from Fuda UK to deduct the corresponding amount and any cost within 7 days upon receipt of the actual goods. The Company sets out the terms and conditions of the sales contract and deals directly with customers.

Fuda UK Cooperative Operation

The Company derives its revenues from trading gold sands or gold dust filtered and sorted from the gold mine tailings owned by the Chinese government under a cooperative profit sharing agreement. The cooperative agreement indicated the profit sharing is based on the gross sales price for the products sold and the ratios are to be 25% to mine owner, 35% to mine workers, and 40% to the Company. The Company shall collect payments from the customers for the goods sold and distribute the gross amount upon payment from the customers. The Company is responsible for managing the day to day operation activities in providing labor, tools, and equipment. At Sale, the Company is only entitled to 40% of the proceeds when the goods are sold similar to a royalty interest or net smelter interest, and the payments are only legally owed when the goods are sold while nothing is owed to the Company until completion of the sale.

As of December 31, 2015, the Company has not generated any revenues from such operation.

Nonmonetary Transactions

The Company recognizes nonmonetary transactions in accordance to ASC 845-10-30 which in general, that nonmonetary transactions should be based on the fair values of the assets (or services) involved, which is the same basis as that used in monetary transactions. Thus, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange. The fair value of the asset received shall be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered. Similarly, a nonmonetary asset received in a nonreciprocal transfer shall be recorded at the fair value of the asset received. A transfer of a nonmonetary asset to a stockholder or to another entity in a nonreciprocal transfer shall be recorded at the fair value of the asset transferred and a gain or loss shall be recognized on the disposition of the asset.”

Value added taxes

The Company is subject to Value Added Taxes (“VAT”) at a rate of 17% on proceeds received from customers, and are entitled to a refund for VAT already paid or borne on the goods purchased by it that have generated the gross sales proceeds. The VAT balance is recorded in other payables on the balance sheets. For the Years ended December 31, 2015 and 2014 there are no amounts recorded because the Company received a VAT tax holiday from the government that will expire in 2017.

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

The government subsidies or rebates received by the Company as other income was an incentive to the Company to support export trade were $138,427 and $343,477 for the years ended December 31, 2015 and 2014, respectively.

Stock Based Compensation

The Company recognizes stock based compensation in accordance to ASC718 which requires companies to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC No. 718. FASB ASC No. 505, Equity Based Payments to Non-Employees, defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB ASC.

Refer to Footnote 11 Stock Based Compensation for additional information.

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

3.	ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	December 31,	December 31,
	2015	2014
Accounts receivables	$736,888	$275,754
Less: allowance for doubtful accounts	(261,847)	(15,130)
Net	475,041	260,624

Bad debt expenses were $261,847 and $15,130 for the years ended December 31, 2015 and 2014, respectively.

4.	SECURITY DEPOSITS TO SUPPLIERS

Security deposits paid by Liaoning Fuda were to maintain its relationship with the suppliers in order to ensure ample, constant supply and prompt delivery of goods,

Security deposits paid by Fuda UK was a purchase commitment upon execution of the contract

Security deposits to suppliers consist of the following:

	December 31,	December 31,
	2015	2014
Liaoning Fuda - Supplier A	$-	$765,986
Liaoning Fuda - Supplier B	-	358,720
Liaoning Fuda - Supplier C	-	860,472
Fuda UK - Supplier D	996,166	-
Total	$996,166	$1,985,178

5.	LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	December 31,	December 31,
	2015	2014
Depreciable assets
Office equipment	$8,281	$8,754
Motor vehicle	14,386	15,207
Machinery	20,154	-
Total	42,821	23,961
Less: accumulated depreciation	(10,049)	(5,841)
Net	32,772	$18,120
Non-depreciable assets
Land	49,446,030	52,267,967
Total	$49,478,802	$52,286,087

The depreciation expense charged to general and administrative expenses were $3,156 and $2,755 for the years ended December 31, 2015 and 2014, respectively.

The difference in land, motor vehicle, and office equipment value is due to currency exchange rate fluctuations.

6.	OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2015	2014
Rent Security Deposits	$46,233	$48,872
Total	$46,233	$48,872

7.	TRADE FINANCING LOANS

The Company has executed short term accounts receivables factoring agreements with the banks with maturity from one to three months. The bank would advance the Company a contracted discount percentage of 70%-85% of the accounts receivables invoices factored up front and charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are repaid. The Company has also purchased insurance for the full invoiced amount.

The outstanding amount of trade financing loans were $nil and $1,893,264 as of December 31, 2015 and December 31, 2014, respectively. The shareholders of the Company have repaid the outstanding trade financing loans on behalf of the Company which is included in Due to related parties.

The discounts and interest expenses were $1,276 and $346,110 for the years ended December 31, 2015 and 2014, respectively.

8.	ADVANCES FROM CUSTOMERS

Advances from customers consist of amounts received from a customer as a security deposit for a machinery equipment sales commitment contract.

The outstanding amount of advances from customers were $6,164 and $nil as of December 31, 2015 and 2014, respectively.

9.	RELATED PARTY TRANSACTIONS

The Company has an outstanding payable amount of $539,389 and $1,548 to Mr. Yang Yuan Xi, the Company’s legal representative, as of December 31, 2015 and December 31, 2014, respectively.

The Company has an outstanding payable amount of $539,389 and $nil to Mr. Zhong Chen Wu, father of Mr. Xiao Bin Wu and a shareholder of the Company, as of December 31, 2015 and December 31, 2014, respectively.

The Company has an outstanding payable amount of $778,449 and $nil to Mr. Xiao Bin Wu, the Company’s officer, director, and majority shareholder, as of December 31, 2015 and December 31, 2014, respectively.

The Company has an outstanding payable amount of $547,115 and $nil to Ms. Lynn Lee, the Company’s officer, as of December 31, 2015 and December 31, 2014, respectively.

The Company has an outstanding payable amount of $1,227,280 and $nil to Mr. Tan Lin, the Fuda UK’s officer and shareholder of the Company, as of December 31, 2015 and December 31, 2014, respectively.

The amounts above are advances received from related parties from time to time as working capital to fund for its operations. These advances are due on demand, unsecured and non-interest bearing.

Mr. Xiaobin Wu, the Company’s officer and director, is the Managing Director of Dandong Fuda Investment Co., Ltd (“Fuda Investment”) and Winner International Industries Ltd., (“Winner International”), each of these entities also holds a small (under 5%) interest in the Company. Revenue and Cost of Sales for these entities is shown separately on the Income statement as Revenue and Cost of Sales from Affiliated Entities.

In 2014, the Company acquired land from Fuda Investment for RMB 127,424,700; and from Winner International for RMB 65,965,000. The purchase price of the land was to be paid by stones in a barter trade exchange.

The Company recognized the land purchased (assets transferred) at historical cost because the transactions were not arm-length transactions as they were purchases from affiliated entities so therefore no gain or loss were recognized on the transfer. The Company would review the historical cost of the land to evaluate if there is an impairment loss to be recognized. The barter trade transactions were recognized as a land asset and as accounts payable to the sellers. The revenues were recognized against the outstanding amount owed to the sellers.

Barter trade revenues generated for the years ended December 31, 2015 and 2014 were $8,257,534 and $23,100,627, respectively.

10.	STOCKHOLDERS' EQUITY

The Company is authorized to issue 480,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On September 25, 2014 the Company issued 8,200,000 founders common stock at $0.0001 per share for a total of $820 for cashto two directors and officers of which 7,995,000 shares were cancelled on February 20, 2015 at $0.0001 per share for a total of $800. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

On February 21, 2015, the Company issued 123,615,000 shares of its common stock at $0.0001 per share for cash which all 123,615,000 shares were cancelled between July 1, 2015 and September 7, 2015. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

Between July 1, 2015 and September 7, 2015, the Company issued 59,794,307 shares of its common stock at $0.0001 per share for a total of $5,979 for cash. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

On September 28, 2015, pursuant to the Acquisition Agreements, the Company acquires each of Fuda UK and Marvel through the exchange of (i) all of the outstanding shares of Fuda UK for 20,500,000 shares of common stock of the Company, and (ii) all of the outstanding shares of Marvel for 25,420,000 shares of common stock of the Company. Accordingly, a total of 45,920,002 shares were issued at $0.0001 per share for a total of $4,592 for the acquisitions. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

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

On October 1, 2015, the Company issued 35,000 shares of its common stock at $0.0001 as compensation to various employees for a total of $4. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

From time to time, the Company’s majority shareholder has paid expenses on behalf of the Company that are recorded as contribution to paid-in capital. The amounts contributed to paid-in capital were $619 and $1,698 for the years ended December 31, 2015 and 2014, respectively.

11.	STOCK-BASED COMPENSATION

On October 1, 2015, the Company issued 35,000 shares of its common stock at $0.0001 as compensation to various employees for a total of $4. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

On December 31, 2015, the Company converted 59,999,037 shares of its previously unpaid common stock subscriptions to compensation expense as it has become unlikely that this subscription receivable will be paid back to the company and needed to be written off for a total of $14,634. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

12.	GOVERNMENT CONTRIBUTION PLAN

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

13.	STATUTORY RESERVE

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

14.	INCOME TAXES

United States

Fuda USA is established in the State of Delaware in United States and is subject to Delaware State and US Federal tax laws. Fuda USA has approximately $614,625 of unused net operating losses (“NOLs”) available for carry forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

United Kingdom

Fuda UK is established in United Kingdom and its income is subject to a 20% profit tax rate for income sourced within the country. During the years ended December 31, 2015 and 2014, Fuda UK did not earn any income derived in United Kingdom, and therefore was not subject to United Kingdom Profits Tax.

Hong Kong

Marvel is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the years ended December 31, 2015 and 2014, Marvel did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Liaoning Fuda established in China and its income is subject to income tax rate of 25%. But has received an income tax holiday from the government for three years that will expire in 2017.

The reconciliation of effective income tax rate as follows:

	For the Years ended
	December 31,	December 31,
	2015	2014
PRC Statutory income tax rate	25%	25%
Less: Income tax holiday	-25%	-25%
Total	-	-

The provision for income tax on earnings as follows:

	For the Years ended
	December 31,	December 31,
	2015	2014
PRC income tax at statutory rate	6,241,606	6,754,042
Less: Income tax subject to tax holiday	(6,241,606)	(6,754,042)
Total	-	-

15.	COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

The Company has executed lease agreements for office space and dormitory for Liaoning Fuda in Dandong, China which expires in December 2022.

The Company has executed a car lease for Liaoning Fuda that expires in June 2016.

The total future minimum lease payments under the operating leases as follows:

Periods	Amounts
For year ended December 31, 2016	$72,264
For year ended December 31, 2017	64,235
For year ended December 31, 2019	64,235
For year ended December 31, 2019	64,235
Thereafter	385,413
Total	$650,382

Rent expenses for office space and dormitory were $74,838 and $125,505 for the years ended December 31, 2015 and 2014, respectively.

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

16.	BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Granite stones	37,742,040	42,518,470	11,948,891	14,270,331
Graphite	224,936	-	199,957	-
Fluorite	249,926	-	174,966	-
Gold	187,989	-	238,036	-
Total	38,404,891	42,518,470	12,561,850	14,270,331

The revenues and costs of goods sold for Affiliated Entities (See note 9) and third parties consist of the following:

	Sales Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Affiliated Entities	8,257,534	23,100,627	625,571	7,250,258
Third parties	30,147,357	19,417,843	11,936,279	7,020,073
Total	38,404,891	42,518,470	12,561,850	14,270,331

17.	SUBSEQUENT EVENTS

Management has evaluated all events subsequent to year end through the date of this filing, noting that none materially impacted the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUDA GROUP (USA) CORPORATION

Dated: April 14, 2016	By: /s/ Xiaobin Wu
Chief Executive Officer

Dated: April 14, 2016
By: /s/ Xiaobin Wu
Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Xiaobin Wu	Director	April 14, 2016

Exhibits:

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002