Form 10-K/A
period 2015-12-31
Fuda Group (USA) Corp
filed 2016-04-22
CIK 1623013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed to furnish the Interactive Data files as Exhibit 101, to amend certain typographical and numerical errors, and to remove duplicate information in the Annual Report. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-K.

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

(4) Between July 1, 2015 and September 7, 2015, the Company subsequently cancelled those 123,615,000 shares that were issued on February 21, 2015.

(5) Between July 1, 2015 and September 7, 2015, 59,794,309 shares of common stock were issued by the Company to shareholders pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Company in conducting the offering.

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

As of December 31, 2014, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $466, Marvel had cash available of $0 and Fuda UK had cash available of $0, with consolidated cash available for the Company at $466.

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

	December 31,	December 31,
	2015	2014
Mr. Tan Lin	$(1,227,280)	$-
Mr. Wu XiaoBin	(778,449)	-
Mr. Yang Yuan Xi	(539,389)	(1,548)
Mr. Wu ZhongChen	(539,389)	-
Ms. Lynn Lee	(547,115)	-
Total	$(3,631,621)	$(1,548)

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

The financial statements for the years ended December 31, 2015 and 2014 are attached hereto.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway  Commission . Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

BF Borgers, CPA PC. the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

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

				Aggregate
				Accrued
		Annual	Annual	Salary		Stock		All	Annual
		Earned	Payments	Since		and	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	Compensation	Total
Xiaobin Wu
President, Chief Executive Officer,	2014	-	-	-	-	-	-	-	-
Chief Financial Officer, Director	2015	19,271	-	-	-	-	-	-	19,271

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUDA GROUP (USA) CORPORATION

Dated: April 21, 2016	By: /s/ Xiaobin Wu
Chief Executive Officer

Dated: April 21, 2016
By: /s/ Xiaobin Wu
Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FUDA GROUP (USA) CORPORATION

Dated: April 21, 2016	By: /s/ Xiaobin Wu
Director

FINANCIAL STATEMENTS

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

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2014 and December 31, 2015

					Accumulated
	Common Stock		Additional		Other
	$0.0001 Par Value		Paid-in	Subscriptions	Comprehensive	Accumulated	Statutory
	Shares	Amount	Capital	Receivable	Income	Earnings	Reserves	Totals
Balance, September 25, 2014 (Inception)	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock	8,200,000	820	1,180	(2,000)				-
Expenses paid by stockholder and contributed as capital			1,698					1,698
Issuance of common stock for acquisition of subsidiaries			9,602,706		293,971	7,119,353	791,857	17,807,887
Capital withdrawal from owners			(40,677)					(40,677)
Net loss						24,312,853	2,701,617	27,014,470
Cumulative translation adjustment					(73,259)			(73,259)
Balances at December 31, 2014	8,200,000	$820	$9,564,907	$(2,000)	$220,712	$31,432,206	$3,493,474	$44,710,119
Cancellation of common stock	(7,995,000)	(800)	(1,150)	1,950				-
Issuance of common stock for cash	123,615,000	12,362	17,788	(30,150)				-
Cancellation of common stock	(123,615,000)	(12,362)	(17,788)	30,150				-
Issuance of common stock for cash	59,794,309	5,979	8,605	(14,584)				-
Issuance of common stock for acquisition	45,920,000	4,592	6,608	-				11,200
Issuance of common stock for Compensation	35,000	4	-	-				4
Expenses paid by stockholder and contributed as capital			712					712
Stock subscribed converted to stock compensation	-	-	-	14,634				14,634
Net income						21,718,522	2,496,642	24,215,164
Cumulative translation adjustment					(3,409,206)			(3,409,206)
Balances at December 31, 2015	105,954,309	$10,595	$9,579,682	$-	$(3,188,494)	$53,150,728	$5,990,116	$65,542,627

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities
Net income	$24,215,164	$27,014,470
Adjustments to reconcile net income to net cash provided by or used in operating activities:
Bad debt expense	261,847	15,130
Shares to be used and issued for compensation	14,638	-
Depreciation and amortization	4,702	4,199
Expenses paid by stockholder and contributed as capital	712	1,698
Changes in operating assets and liabilities:
Accounts receivable	(474,909)	1,055,131
Inventory	3,838	5,598,542
Prepaid rent	35,541	109,480
Other receivables	380,039	(52,513)
Security deposits to suppliers	955,957	2,715,958
Accounts payable and accrued expenses	(8,381,843)	(5,832,650)
Taxes payable	1,240	224
Other payables	(11,459)	11,451
Advances from customers	6,424	-
Other assets	-	(48,815)
Net cash provided by operating activities	17,011,891	30,592,305

Cash flows from financing activities
Capital withdrawal from owners	-	(40,677)
Proceeds from issuance of common stock	-	-
Proceeds/(Repayment) to related party, net	3,743,217	(21,059)
Proceeds/(Repayments) from trade financing loans, net	(1,891,048)	(2,082,415)
Net cash used in financing activities	1,852,169	(2,144,151)

Cash flows from investing activities
Purchase of land, property and equipment	(20,776)	(31,633,774)
Net cash used in investing activities	(20,776)	(31,633,774)

Effect of exchange rate changes	(665,200)	73,558

NET INCREASE (DECREASE) IN CASH	18,178,084	(3,112,062)

CASH
Beginning of period	466	3,112,528
End of period	$18,178,550	$466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$1,345	$346,110
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FUDA GROUP (USA) CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Fuda Group (USA) Corporation (“Fuda USA”) was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 28, 2015, Fuda USA entered into stock-for-stock acquisition agreements with each of Fuda Gold (UK) Limited (“Fuda UK”) and Marvel Investment Corporation Limited (“Marvel”). As a result of the Acquisitions, each of Fuda UK and Marvel has been acquired by Fuda USA, and now each has become a wholly owned subsidiary of Fuda USA. Fuda USA, as the surviving entity from the Acquisitions, has taken over the respective operations and business plans of each of both Fuda UK and Marvel (and also of Liaoning Fuda by virtue of Marvel’s ownership of Liaoning Fuda). Refer to “Principal of Consolidation” under Note 2 Summary of Significant Accounting Policies

Fuda UK a private company organized under the laws of England and Wales was incorporated in May 20, 2015. Since its inception, Fuda UK has conducted minimal business operations but has started to purchase gold stones and powder and wholesale trading of gold bars. Fuda UK has executed a cooperative operation agreement to filter and sort gold sands or gold dust from the gold mine tailings and to sell the goods under a profit sharing ratio.

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

Between July 1, 2015 and September 7, 2015, the Company issued 59,794,309 shares of its common stock at $0.0001 per share for a total of $5,979 for cash. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

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

From time to time, the Company’s majority shareholder has paid expenses on behalf of the Company that are recorded as contribution to paid-in capital. The amounts contributed to paid-in capital were $712 and $1,698 for the years ended December 31, 2015 and 2014, respectively.

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

