Form 10-Q
period 2016-03-31
Fuda Group (USA) Corp
filed 2016-05-11
CIK 1623013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to________________

Commission file number 000-55307

FUDA GROUP (USA) CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-2031462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12th Floor	48 Wall Street, 11th Floor
100 Jin Jiang Street	New York, New York 10005
Dandong City, Liaoning Province China	USA
+86 415 316 5852	+1-646-837-7950

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, par value $0.0001	105,954,309

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,124,617	$18,178,550
Accounts receivable, net	4,925,067	475,041
Inventory	30,982	-
Prepaid rent	112,041	28,254
Security deposits to suppliers	6,519,049	996,166
Other receivables	6,404	6,380
Total Current Assets	21,718,160	19,684,391
Land, property & equipment (net)	49,660,083	49,478,802
Other assets	46,404	46,233
Total Assets	$71,424,647	$69,209,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$588,602	$29,014
Taxes payable	-	-
Due to related parties	1,311,287	3,631,621
Other payables	-	-
Trade financing loans	-	-
Advances from customers	6,187	6,164
Total Current Liabilities	1,906,076	3,666,799
Total Liabilities	1,906,076	3,666,799

Commitments & contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 480,000,000 shares authorized;
105,954,309 shares at March 31, 2016 and December 31, 2015, respectively	10,595	10,595
Additional paid-in capital	9,579,682	9,579,682
Accumulated other comprehensive income	(2,909,383)	(3,188,494)
Statutory reserve	6,372,690	5,990,116
Accumulated earnings (unrestricted)	56,464,987	53,150,728
Total stockholders' equity	69,518,571	65,542,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,424,647	$69,209,426

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Sales
Affiliated Entities	$-	$737,261
Third parties	5,085,375	6,585,304
Total sales	5,085,375	7,322,565
Cost of sales
Affiliated Entities	-	55,853
Third parties	1,020,255	3,284,570
Total cost of sales	1,020,255	3,340,423
Gross margin	4,065,120	3,982,142

Operating expenses
Selling, general & administrative expenses	368,290	160,051
Total operating expenses	368,290	160,051

Income (Loss) from operation	3,696,830	3,822,091

Other income (expenses)
Interest income (expenses), net	-	(1,353)
Government rebate	-	34,438
Other income	3	-
Total other income (expenses)	3	33,085

Income before income tax	3,696,833	3,855,176

Income tax	-	-

Net income	3,696,833	3,855,176

Foreign currency translation adjustment	279,111	236,993

Comprehensive income	$3,975,944	$4,092,169

Common Shares Outstanding, basic and diluted	105,954,309	58,213,167

Net income per share
Basic and diluted	$0.03	$0.07

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities
Net income	$3,696,833	$3,855,176
Adjustments to reconcile net income to net cash provided by or used in operating activities:
Bad debt expense	-	-
Shares to be used and issued for compensation	-	-
Depreciation and amortization	1,779	1,057
Expenses paid by stockholder and contributed as capital	-	619
Changes in operating assets and liabilities:
Accounts receivable	(4,399,391)	(1,497,088)
Inventory	(30,622)	(544,062)
Prepaid rent	(81,298)	19,078
Other receivables	319	345,593
Security deposits to suppliers	(5,416,385)	2,176,636
Accounts payable and accrued expenses	551,579	5,979,196
Accounts payable-related parties	-	(8,366,913)
Taxes payable	-	-
Other payables	-	598,897
Increase/(Decrease) in security deposit Advances from customers	(309)	-
Other assets	-	-
Net cash (used) provided by operating activities	(5,677,495)	2,568,189

Cash flows from financing activities
Capital withdrawal from owners	-	-
Proceeds from issuance of common stock	-	-
Proceeds/(Repayment) to related party, net	(2,447,994)	1,894,577
Proceeds/(Repayments) from trade financing loans, net	-	(1,891,048)
Net cash used by financing activities	(2,447,994)	3,529

Cash flows from investing activities
Purchase of land, property and equipment	-	-
Net cash used in investing activities	-	-

Effect of exchange rate changes	71,556	12,919

NET INCREASE (DECREASE) IN CASH	(8,053,933)	2,584,637

CASH
Beginning of period	18,178,550	466
End of period	$10,124,617	$2,585,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$1,363
Income Taxes	$-	$-

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

Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed financial information of the Company as of March 31, 2016 and for the three months ended March 31, 2016, has been prepared in accordance with the instructions to Form 10-Q and Article8-03 of Regulation S-X for interim financial information.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC").

These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015 filed on April 22, 2016.

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

Foreign Currency Translation

The reporting currency of Fuda Group (USA) Corporation is the US Dollar (“US$”).

The functional currency of Liaoning Fuda is the Chinese Renminbi (“RMB”) and its local currency is Chinese Renminbi (“RMB”).

The functional currency of Marvel is the Chinese Renminbi (“RMB”) and its local currency is Hong Kong Dollar (“HK$”).

The functional currency of Fuda UK is Chinese Renminbi (“RMB”) and its local currency is British Pounds (“GBP”).

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

Exchange rate used for the translation as follows:

	March 31,	March 31,	December 31,
RMB to US$	2016	2014	2015
Period end spot rate	0.15468	0.16369	0.15411
Average periodic rate	0.15288	0.16275	N/A

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

Bad debt expenses were $nil and $nil for the three months ended March 31, 2016 and 2015, respectively.

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

As of March 31, 2016, the Company has not generated any revenues from such operation.

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

Value added taxes

The Company is subject to Value Added Taxes (“VAT”) at a rate of 17% on proceeds received from customers, and are entitled to a refund for VAT already paid or borne on the goods purchased by it that have generated the gross sales proceeds. The VAT balance is recorded in other payables on the balance sheets. For the three months ended March 31, 2016 and 2015 there are no amounts recorded because the Company received a VAT tax holiday from the government that will expire in 2017.

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

The government subsidies or rebates received by the Company as other income was an incentive to the Company to support export trade were $nil and $34,438 for the three months ended March 31, 2016 and 2015, respectively.

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

3.	ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	March 31,	December 31,
	2016	2015
Accounts receivables	$4,925,067	$736,888
Less: allowance for doubtful accounts	-	(261,847)
Net	$4,925,067	$475,041

Bad debt expenses were $nil and $nil for the three months ended March 31, 2016 and 2015, respectively.

4.	SECURITY DEPOSITS TO SUPPLIERS

Security deposits paid by Liaoning Fuda were to maintain its relationship with the suppliers in order to ensure ample, constant supply and prompt delivery of goods,

Security deposits paid by Fuda UK was a purchase commitment upon execution of the contract

Security deposits to suppliers consist of the following:

	March 31,	December 31,
	2016	2015
Liaoning Fuda - Supplier A	$1,624,155	$-
Liaoning Fuda - Supplier B	1,469,474	-
Liaoning Fuda - Supplier C	1,426,936	-
Fuda UK - Supplier D	1,998,484	996,166
Total	$6,519,049	$996,166

5.	LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	March 31,	December 31,
	2016	2015
Depreciable assets
Office equipment	$8,312	$8,281
Motor vehicle	14,439	14,386
Machinery	20,251	20,154
Total	43,002	42,821
Less: accumulated depreciation	(11,899)	(10,049)
Net	$31,103	$32,772
Non-depricable assets
Land	49,628,980	49,446,030
Total	$49,660,083	$49,478,802

The depreciation expense charged to general and administrative expenses were $1,779 and $1,057 for the three months ended March 31, 2016 and 2015, respectively.

The difference in land, motor vehicle, machinery, and office equipment value is due to currency exchange rate fluctuations.

6.	OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2016	2015
Rent Security Deposits	$46,404	$46,233
Total	$46,404	$46,233

7.	TRADE FINANCING LOANS

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

The outstanding amount of trade financing loans were $nil and $nil as of March 31, 2016 and December 31, 2015, respectively. The shareholders of the Company have repaid the outstanding trade financing loans on behalf of the Company which is included in Due to related parties.

The discounts and interest expenses were $nil and $1,363 for the three months ended March 31, 2016 and 2015, respectively.

8.	ADVANCES FROM CUSTOMERS

Advances from customers consist of amounts received from a customer as a security deposit for a machinery equipment sales commitment contract.

The outstanding amount of advances from customers were $6,187 and $6,164 as of March 31, 2016 and December 31, 2015, respectively.

9.	RELATED PARTY TRANSACTIONS

Related parties’ receivables/(payables) consist of the following:

	March 31,	December 31,
	2016	2015
Receivables/(Payables)
Mr. Tan Lin	$-	$(1,227,280)
Mr. Wu Xiao Bin	(714,904)	(778,449)
Mr. Yang Yuan Xi	(541,385)	(539,389)
Mr. Wu Zhong Chen	(541,385)	(539,389)
Ms. Lynn Lee	486,387	(547,114)
Total Receivables/(Payables)	$(1,311,287)	$(3,631,621)

The relationships of the related parties above as follows:

Name	Relationship
Mr. Tan Lin	Shareholder and General Manager of Fuda UK
Mr. Wu Xiao Bing	CEO, Director, Majority Shareholder of the Company
Mr. Yang Yuan Xi	Legal Representative of Liaoning Fuda
Mr. Wu Zhong Chen	Father of Mr Wu Xiao Bin, Shareholder of the Company
Ms. Lynn Lee	Officer of the Company

The amounts above are advances received from related parties from time to time as working capital to fund for its operations. These advances are due on demand, unsecured and non-interest bearing.

The Company mistakenly paid Ms. Lynn Lee in the amount of $486,387 as expenses reimbursements which was repaid previously. This amount has been returned by the Ms. Lynn Lee to the Company subsequently.

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

Barter trade revenues generated for the three months ended March 31, 2016 and 2015 were $nil and $737,261, respectively.

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

From time to time, the Company’s majority shareholder has paid expenses on behalf of the Company that are recorded as contribution to paid-in capital. The amounts contributed to paid-in capital were $nil and $619 for the three months ended March 31, 2016 and 2015, respectively.

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

United States

Fuda USA is established in the State of Delaware in United States and is subject to Delaware State and US Federal tax laws. Fuda USA has approximately $738,893 of unused net operating losses (“NOLs”) available for carry forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

United Kingdom

Fuda UK is established in United Kingdom and its income is subject to a 20% profit tax rate for income sourced within the country. During the three months ended March 31, 2016 and 2015, Fuda UK did not earn any income derived in United Kingdom, and therefore was not subject to United Kingdom Profits Tax.

Hong Kong

Marvel is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the three months ended March 31, 2016 and 2015, Marvel did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Liaoning Fuda established in China and its income is subject to income tax rate of 25%. But has received an income tax holiday from the government for three years that will expire in 2017.

The reconciliation of effective income tax rate as follows:

	For the Three Months Ended
	March 31,	March 31,
	2016	2015

PRC Statutory income tax rate	25%	25%
Less: Income tax holiday	-25%	-25%
Total	-	-

The provision for income tax on earnings as follows:

	For the Three Months Ended
	March 31,	March 31,
	2016	2015

PRC income tax at statutory rate	$939,235	$963,949
Less: Income tax subject to tax holiday	(939,235)	(963,949)
Total	$-	$-

15.	COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

The Company has executed lease agreements for office space and dormitory for Liaoning Fuda in Dandong, China which expires in October 2018.

The Company has executed various car lease for Liaoning Fuda that expires in June 2016 and December 2016.

The total future minimum lease payments under the operating leases as follows:

Periods	Amounts
For year ended December 31, 2016	$104,726
For year ended December 31, 2017	61,153
For year ended December 31, 2018	61,153
For year ended December 31, 2019	-
Thereafter	-
Total	$227,032

Rent expenses for office space and dormitory were $15,288 and $19,092 for the three months ended March 31, 2016 and 2015, respectively.

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

16.	BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Granite Stones	$5,007,441	$7,322,565	$948,418	$3,340,423
Graphite	-	-	-	-
Fluorite	-	-	-	-
Gold	77,934	-	71,837	-
Total	$5,085,375	$7,322,565	$1,020,255	$3,340,423

The revenues and costs of goods sold for Affiliated Entities (See note 9) and third parties consist of the following:

	Sales Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Related parties	$-	$737,261	$-	$55,853
Third parties	5,085,375	6,585,304	1,020,255	3,284,570
Total	$5,085,375	$7,322,565	$1,020,255	$3,340,423

17.	SUBSEQUENT EVENTS

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

After the Acquisition, the Company and its subsidiaries operate as a natural resource trading company that consists of granite and marble (raw blocks, stone carvings, slabs, pavers, wall claddings) fluorite (rocks), graphite (rocks), gold and precious metal (sand, rocks, bars) in China.

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

In 2015, the Company has started conducting limited business operations in trading graphite, fluorite and gold.

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

Besides the operations above, the Company’s subsidiary Liaoning Fuda also purchased the titles to land use right surrounding the mines for investment purposes.

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

Property

The Company currently has the following physical locations and respective lease arrangements:

The Company’s USA office is located at 48 Wall Street, 11th Floor, New York, NY 10005, USA.

The Company’s China Head office is located at 903-904 Ling Hang International, Guang Qu Men Nei, Dong Cheng District, Beijing, China

The Company’s China Regional office is located at 12th Floor, 100 Jin Jiang Street, Dandong City, Liaoning Province, China. The Company’s China office consists of approximately 5000 square feet of office space leased on a 3 years’ basis at approximately $5,250 (RMB 33,333) per month.

The Company’s Hong Kong office is located at Room 801-2, 8/F., Easey Commercial Building, 253-261 Hennessy Road, Wanchai, Hong Kong

The Company’s  UK office is located at 20-22 Wenlock Road, London N1 7G

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

Liquidity and Capital Resources

As of March 31, 2016, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $10,113,741, Marvel had cash available of $10,149 and Fuda UK had cash available of $727, with consolidated cash available for the Company at $10,124,617.

As of December 31, 2015, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $18,116,602, Marvel had cash available of $11,549 and Fuda UK had cash available of $399, with consolidated cash available for the Company at $18,178,550.

Overall, the Company expects to generate its liquidity and capital resources from sales revenues by its operating subsidiary-Liaoning Fuda. These capital resources are used to purchase inventory and to pay its vendors and suppliers for expenses incurred under normal operation of the Company. The Company also expects to fund the recently started operations of its subsidiary-Fuda UK and Marvel through working capital of Liaoning Fuda as well as shareholder loans.

In 2013 and 2014, the Company has executed short term accounts receivables factoring agreements with the banks with maturity from 1 to 3 months. The bank would advance the Company at contracted discount percentage of 70%-85% of the accounts receivable invoices factored up front and charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced. The discount is recognized as financing interest expense. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are repaid. The Company has also purchased insurance for the full invoiced amount. Please refer to additional discussions below.

The Company also recognized interest expenses on the financing loans in the amount of $1,363 and $nil, for the three months ended March 31, 2015 and 2016, respectively

As at December 31, 2015, the Directors of the Company have repaid the outstanding trade financing loans on behalf of the Company which increased amounts due to related party.

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

Discussion of Three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016 net cash used by operating activities was $5,677,495, and net cash provided by operating activities for the three months ended March 31, 2015 was $2,568,189, respectively. Net cash provided by operating activities in 2015 was much higher resulted from cash provided by security deposits to suppliers, accounts payable and accrued expenses. The significant changes resulted from the Company received security deposits returned from its suppliers in 2015 while in 2016 the Company paid $5,416,385 to its suppliers as part of the purchase agreements. During the three months ended March 31, 2016, the Company has an outstanding receivable from its customers of $4,925,067. The increase in receivable resulted from sales generated at the end of the quarter with payments collected subsequently.

Net cash used by financing activities for the three months ended March 31, 2016 was $2,447,994 whereas net cash provided by financing activities for the same period in 2014 was $3,529. The Company’s received $1,894,577 from its shareholders in 2015 and repaid $2,447,994 to the shareholders in 2016. In 2013 and 2014, the Company has executed various short term accounts receivables factoring agreements with the banks where the banks would advance the Company a contracted percentage of the invoices factored up front. These trade financing loans derived from export sales generated in 2013 and 2014 that carryover to 2015. Financing activities attributable to repayments of trade financing loans was $1,891,048 in 2015. The trade financing loans had to be repaid by the shareholders as the goods were returned by the customers.

The resulting effect for cash at March 31, 2016 was $10,113,714 compared with cash at March 31, 2015 was $2,585,103.

In 2013 and 2014 the Company has executed various short term accounts receivables factoring agreements with the banks where the banks would advance the Company a contracted percentage of the invoices factored up front or charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are repaid.

The outstanding amount of trade financing loans were $nil and $nil as of March 31, 2016 and December 31, 2015 respectively. The interest expenses were $nil and $1,363 for the three months ended March 31, 2016 and 2015, respectively. The trade financing loans were repaid in Jan 2015 when the goods were returned by the customers.

The Company generated revenues from sales of products of $5,085,375 and $7,322,565 during the three months ended March 31, 2016 and 2015, respectively, a decrease of approximately 31% on a year-over-year basis. The sales above are generated from direct sales to local domestic customers.

Gross margin for the three months ended March 31, 2016 was $4,065,120 or approximately 80% of revenues as compared to $3,982,142 or approximately 54% of revenues for the same period in 2015. The increase in gross margin from 2015 to 2016 resulted from higher quality of the granites stones. The Company purchased the same grade of granite stones in batch from the suppliers, and yet the Company received a higher quality from the batch, as a result the Company was able to sell these granite stones at a higher price resulting in a higher gross margin.

The sales revenues and cost of sales as follows:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Granite Stones	5,007,441	7,322,565	948,418	3,340,423
Graphite	-	-	-	-
Fluorite	-	-	-	-
Gold	77,934	-	71,837	-
Total	5,085,375	7,322,565	1,020,255	3,340,423

The Company generated higher sales from Affiliated entities through barter trade in 2015 as compared to 2016 as outstanding balance owed to Affiliated entities were paid off in 2015. The barter trade was trading granite stones for land acquired in 2014. The sales price of the granite stones traded was at market price. The gross margin on affiliated entities sales are higher under normal circumstances as compared to third party sales due to different grade of granite stones at lower cost.

	Sales Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Affiliated entities	-	737,261	-	55,853
Third parties	5,085,375	6,585,304	1,020,255	3,284,570
Total	5,085,375	7,322,565	1,020,255	3,340,423

During the three months ended March 31, 2016, the Company posted operating income of $3,628,032 and net income of $3,628,035 as compared to operating income of $3,822,091 and net income of $3,855,176 for the three months ended March 31, 2015.

Operating expenses increased 130% from $368,290 in the three months ended March 31, 2016 to $160,051 in the same period of 2015. The increase in these costs was primarily attributable to professional fees, motor vehicle expenses and travel expenses

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Selling, general and administrative expenses
Employees’ wages and salaries	103,699	89,422
Rent expense	15,288	19,092
Professional fees	39,085	3,255
Stock-based compensation	-	4,993
Motor vehicle expenses	28,573	1,403
Travel expenses	68,798	-
Other SG&A expenses	112,847	41,886
Total	368,290	160,051

The Company’s motor vehicle expenses increased as a result of new car leases obtained by the Company for its officers in 2016. The Company also incurred additional travel expenses and professional fees being a public reporting company.

In late 2015, the Company has started operation of trading gold, graphite, and fluorite, as well as sorting and filtering gold mine tailing activities which continued into 2016. Sorting and filtering activities of gold mine tailing required the Company to incur additional expenses such as hiring additional workers and purchasing tools and supplies for the workers. As a result, wages and salaries were higher in 2016.

Total Other income generated were $3 in the three months ended March 31, 2016 as compared to other income of $33,085 in the same period of 2015. The Company incurred interest expenses of $nil and $1,353 for the three months ended 2016 and 2015, respectively, for trade financing loans that were paid off in Jan 2015. The Company received $nil and $34,438 in the three months ended March 31, 2016 and 2015, respectively in government rebates which were mainly for export and insurance incentives that occurred in 2014 for export sales by the Company.

Related Party Transactions

From time to time, the Company receive advances from related parties as working capital to fund for its operations which consist of the following. These advances are due on demand, unsecured and non-interest bearing.

	March 31,	December 31,
	2016	2015
Receivables/(Payables)
Mr. Tan Lin	$-	$(1,227,280)
Mr. Wu Xiao Bin	(714,904)	(778,449)
Mr. Yang Yuan Xi	(541,385)	(539,389)
Mr. Wu Zhong Chen	(541,385)	(539,389)
Ms. Lynn Lee	486,387	(547,114)
Total	$(1,311,287)	$(3,631,621)

The Company mistakenly paid Ms. Lynn Lee in the amount of $486,387 as expenses reimbursements which was repaid previously. This amount has been returned by the Ms. Lynn Lee to the Company subsequently.

In addition, Mr. Xiaobin Wu, the Company’s officer and director, is the Managing Director of Dandong Fuda Investment Co., Ltd (“Fuda Investment”) and Winner International Industries Ltd., (“Winner International”), each of these entities also holds a small (under 5%) interest in the Company. Revenue and Cost of Sales for these entities is shown separately on the Income statement as Revenue and Cost of Sales from Affiliated Entities.

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

Barter trade revenues generated for the three months ended March 31, 2016 and 2015 were $nil and $737,261, respectively.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From inception (September 25, 2014), the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as follows:

(1)	On September 25, 2014, the Company issued the following shares of its common stock:

Name	Number of Shares
James Cassidy	4,100,000
James McKillop	4,100,000

(2)	On February 20, 2015, 7,995,000 shares were cancelled, pro rata, on February 20, 2015 from the holders.

(3)	On February 21, 2015, the Company issued 123,615,000 shares as follows:

Name	Number of Shares
Liaoning Fuda Mining Co., LTD	25,010,000
Dandong Hao Han Mining Co., LTD	23,780,000
Xiaobin Wu	21,115,000
B. Square Pty LTD	19,680,000
JFL International Group Private Limited	14,350,000
Lina Wu	14,350,000
Lihua Sun	5,330,000

(4)	Between July 1, 2015 and September 7, 2015, the Company subsequently cancelled those 123,615,000 shares that were issued on February 21, 2015.

(5)	Between July 1, 2015 and September 7, 2015, 59,794,307 shares of common stock were issued by the Company to shareholders pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Company in conducting the offering.

(6)	On September 30, 2015, the Company issued 45,920,002 shares of common stock in connection with the Acquisitions.

(7)	On October 1, 2015, the Company issued 100 shares each to 350 shares for a total of 35,000 shares of common stock as compensation.

The number of shares above is shown as post-split numbers of shares. The Company effectuated a 41-for-100 reverse stock split in October 2015.

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
President, Chief Executive Office and Chief Financial Officer

Dated: May 10, 2016