Form 10-Q
period 2016-06-30
Fuda Group (USA) Corp
filed 2016-08-15
CIK 1623013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Common Stock, par value $0.0001	105,954,309

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,129,245	$18,178,550
Accounts receivable, net	2,059,194	475,041
Inventory	176	-
Prepaid rent	65,221	28,254
Security deposits to suppliers	6,343,194	996,166
Other receivables	6,231	6,380
Total Current Assets	31,603,261	19,684,391
Land, property & equipment (net)	48,318,718	49,478,802
Other assets	45,153	46,233
Total Assets	$79,967,132	$69,209,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$119,323	$29,014
Due to related parties	279,680	3,631,621
Advances from customers	63,963	6,164
Total Current Liabilities	462,966	3,666,799
Total Liabilities	462,966	3,666,799

Commitments & contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 480,000,000 shares authorized;
105,954,309 shares at March 31, 2016 and December 31, 2015, respectively	10,595	10,595
Additional paid-in capital	9,579,682	9,579,682
Accumulated other comprehensive income	(4,995,060)	(3,188,494)
Statutory reserve	7,275,298	5,990,116
Accumulated earnings (unrestricted)	67,633,651	53,150,728
Total stockholders' equity	79,504,166	65,542,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,967,132	$69,209,426

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Sales	$22,440,841	$9,902,672	$27,526,216	$14,830,360
Cost of sales	9,587,583	4,493,506	10,607,838	7,652,499
Gross margin	12,853,258	5,409,166	16,918,378	7,177,861

Operating expenses
Selling, general & administrative expenses	784,502	173,464	1,152,792	333,515
Total operating expenses	784,502	173,464	1,152,792	333,515

Income (Loss) from operation	12,068,756	5,235,702	15,765,586	6,844,346

Other income (expenses)
Interest income (expenses), net	-	14	-	(1,339)
Government rebate	-	106	-	34,544
Other income	2,516	-	2,519	-
Gain/(Loss) from barter trade	-	2,646,214	-	4,859,661
Total other income (expenses)	2,516	2,646,334	2,519	4,892,866

Income before income tax	12,071,272	7,882,036	15,768,105	11,737,212

Income tax	-	-	-	-

Net income	12,071,272	7,882,036	15,768,105	11,737,212

Foreign currency translation adjustment	(2,085,677)	-	(1,806,566)	435,248

Comprehensive income	$9,985,595	$7,882,036	$13,961,539	$12,172,460

Common Shares Outstanding, basic and diluted	105,954,309	123,820,000	105,954,309	91,197,818

Net income per share
Basic and diluted	$0.11	$0.06	$0.15	$0.13

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities
Net income	$15,768,105	$11,737,212
Adjustments to reconcile net income to
net cash provided by or used in operating activities:
Depreciation and amortization	3,559	2,120
Expenses paid by stockholder and contributed as capital	-	619
Gain from barter trade	-	(4,859,661)
Changes in operating assets and liabilities:
Accounts receivable	(1,618,501)	48,698
Inventory	(179)	(908,672)
Prepaid rent	(38,252)	38,087
Other receivables	-	(489,442)
Security deposits to suppliers	(5,421,694)	1,982,855
Accounts payable and accrued expenses	92,489	1,989
Accounts payable-related parties	-	(398,333)
Other payables	-	87
Advances from customers	58,905	120,969
Other assets	-	(160)
Net cash provided by operating activities	8,844,432	7,276,368

Cash flows from financing activities
Proceeds/(Repayment) to related party, net	(3,376,947)	5
Proceeds/(Repayments) from trade financing loans, net	-	(1,891,048)
Net cash used in financing activities	(3,376,947)	(1,891,043)

Cash flows from investing activities
Purchase of land, property and equipment	-	-
Net cash used in investing activities	-	-

Effect of exchange rate changes	(516,790)	34,888

NET INCREASE (DECREASE) IN CASH	4,950,695	5,420,213

CASH
Beginning of period	18,178,550	466
End of period	$23,129,245	$5,420,679
Less: cash and cash equivalents of discontinued operations at end of year	-	-
CASH AT END OF PERIOD	$23,129,245	$5,420,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$1,363
Income Taxes	$-	$-

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

Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed financial information of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016, has been prepared in accordance with the instructions to Form 10-Q and Article8-03 of Regulation S-X for interim financial information.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC").

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

Acquisition of Fuda UK and Marvel by Fuda USA

The acquisition was accounted under US GAAP as a business combination under common control with Fuda USA being the acquirer and Fuda UK and Marvel being the acquirees because all entities were controlled directly or indirectly by the same majority shareholder. The consolidated financial statements have been presented at historical costs and on a retroactive basis to reflect the capital structure of Fuda UK and Marvel as a recapitalization. The share exchange transaction was completed and effective on September 28, 2015 and Fuda UK and Marvel became subsidiaries of Fuda USA.

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

Exchange rate used for the translation as follows:

	June 30,	June 30,	December 31,
RMB to US$	2016	2014	2015
Period end spot rate	0.15051	0.16424	0.15411
Average periodic rate	0.15301	0.16325	N/A

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

Bad debt expenses were $nil and $nil for the three and six months ended June 30, 2016 and 2015, respectively.

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

Liaoning Fuda Agency International Sales

The Company recognizes product sales revenue at gross amounts in accordance to ASC 605-45-45 as a principal when bill of lading is received from the shipping company although the title does not transfer until the goods have reach its destination port. The Company is responsible for losses when occurred which the Company has a blanket insurance to cover for such loss and reimburse the Company at the gross sales price. The Company Agent prepares the terms and conditions of the sales contract and deals directly with customers.

The Company is the principal in the sales transactions because the Company is the primary obligator. The Company selects and deals directly with the suppliers of the products, and has the general inventory risk as well as credit risk. The Company purchases the products from the supplier and ships the product to the customer and is responsible to collect the full invoice amount plus commission charged from the agent. The Company remains the primary obligator, keeps general inventory risk when inventory is held, has the ability in setting the prices charged to the customers, has full discretion in supplier selection and has both physical loss of inventory risk and credit risk. Risk is mitigated by insurance but the Company holds the risk and would have to get reimbursed by insurance in case of any issues.

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

Fuda UK Sales

The Company derives its revenues from trading gold stones, gold sand, or gold bars. The Company recognizes sales of gold stones, gold sand, or gold bars revenue when the goods are delivered to destination designated by the customer. Sales price of the goods are to be negotiated between Fuda UK and the customer, and accepted by the customer after a third party inspection report for quality and weight is obtained prior to arrival at the destination of the customer. In case of finding irregularity or discrepancy in weight or purity of the goods, the customer is allowed to claim from Fuda UK to deduct the corresponding amount and any cost within 7 days upon receipt of the actual goods. The Company sets out the terms and conditions of the sales contract and deals directly with customers. The Company has not made any reserves on claims for irregularity and discrepancy as the Company believe the amount will be minimal.

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

Value added taxes

The Company is subject to Value Added Taxes (“VAT”) at a rate of 17% on proceeds received from customers, and are entitled to a refund for VAT already paid or borne on the goods purchased by it that have generated the gross sales proceeds. The VAT balance is recorded in other payables on the balance sheets. For the six months ended June 30, 2016 and 2015 there are no amounts recorded because the Company received a VAT tax holiday from the government that will expire in 2017.

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

The government subsidies or rebates received by the Company as other income was an incentive to the Company to support export trade were $nil and $34,544 for the six months ended June 30, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the Company’s consolidated results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard no later than July 1, 2019. The Company is currently assessing the impact that the new standard will have on the Company’s consolidated results of operations and financial condition.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard amends several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We will adopt the standard no later than July 1, 2017. The Company is currently assessing the impact of the new standard, and do not expect the new guidance to have a material impact on the Company’s consolidated results of operations and financial condition.

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

3. ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	June 30,	December 31,
	2016	2015
Accounts receivables	$2,059,194	$736,888
Less: allowance for doubtful accounts	-	(261,847)
Net	$2,059,194	$475,041

Bad debt expenses were $nil and $nil for the six months ended June 30, 2016 and 2015, respectively.

4. SECURITY DEPOSITS TO SUPPLIERS

Security deposits paid by Liaoning Fuda were to maintain its relationship with the suppliers in order to ensure ample, constant supply and prompt delivery of goods. The security deposits can be used to offset against purchases of inventory by the Company.

Security deposits paid by Fuda UK was a purchase commitment upon execution of the contract

Security deposits to suppliers consist of the following:

	June 30,	December 31,
	2016	2015
Liaoning Fuda - Supplier A	$1,580,342	$-
Liaoning Fuda - Supplier B	1,429,834	-
Liaoning Fuda - Supplier C	1,388,444	-
Fuda UK - Supplier D	1,944,574	996,166
Total	$6,343,194	$996,166

  5. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	June 30,	December 31,
	2016	2015
Depreciable assets
Office equipment	$8,087	$8,281
Motor vehicle	14,050	14,386
Machinery	19,705	20,154
Total	41,842	42,821
Less: accumulated depreciation	(13,328)	(10,049)
Net	$28,514	$32,772
Non-depreciable assets
Land	48,290,204	49,446,030
Total	$48,318,718	$49,478,802

The depreciation expense charged to general and administrative expenses were $2,607 and $2,120 for the six months ended June 30, 2016 and 2015, respectively.

The Company would review the historical cost of the land to evaluate if there is an impairment loss to be recognized. Impairment loss was $nil and $nil for the six months ended June 30, 2016 and 2015, respectively.

The difference in land, motor vehicle, machinery, and office equipment value is due to currency exchange rate fluctuations.

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2016	2015
Rent Security Deposits	$45,153	$46,233
Total	$45,153	$46,233

7. TRADE FINANCING LOANS

The Company has executed short term accounts receivables factoring agreements with the banks with maturity from one to three months. The bank would advance the Company a contracted discount percentage of 70%-85% of the accounts receivables invoices factored up front (the “Discount”) and charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced until the loan is repaid in full. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are to be repaid. The Company has also purchased insurance for the full invoiced amount.

The trade financing loans are unrelated to security deposits paid to suppliers and the related purchasing of inventory.

The outstanding amount of trade financing loans were $nil and $nil as of June 30, 2016 and December 31, 2015, respectively. The shareholders of the Company have repaid the outstanding trade financing loans on behalf of the Company which is included in Due to related parties.

The Discounts and interest expenses were $nil and $1,367 for the six months ended June 30, 2016 and 2015, respectively.

8. ADVANCES FROM CUSTOMERS

Advances from customers consist of amounts received from a customer as a security deposit for a machinery equipment sales commitment contract in the amount of $6,164 as of December 31, 2015, and from a customer as deposit for goods to be delivered in the future by the Company in the amount of $63,963 as of June 30, 2016.

The Company acquired and sold the machinery equipment to the customer and recognized $2,295 as other income for the six months ended June 30, 2016.

9. RELATED PARTY AND AFFILIATED ENTITIES TRANSACTIONS

Related parties’ receivables/(payables) consist of the following:

	June 30,	December 31,
	2016	2015
Receivables/(Payables)
Mr. Tan Lin	$-	$(1,227,280)
Mr. Wu Xiao Bin	(27,142)	(778,449)
Mr. Yang Yuan Xi	-	(539,389)
Mr. Wu Zhong Chen	-	(539,389)
Ms. Lynn Lee	(252,538)	(547,114)
Total Receivables/(Payables)	$(1,311,287)	$(3,631,621)

The relationships of the related parties above as follows:

Name	Relationship
Mr. Tan Lin	Shareholder and General Manager of Fuda UK
Mr. Wu Xiao Bing	CEO, Director, Majority Shareholder of the Company
Mr. Yang Yuan Xi	Legal Representative of Liaoning Fuda
Mr. Wu Zhong Chen	Father of Mr Wu Xiao Bin, Shareholder of the Company
Ms. Lynn Lee	Officer of the Company

The amounts payable to parties above are advances received from related parties from time to time as working capital to fund for its operations. These advances are due on demand, unsecured and non-interest bearing.

On March 2016, the Company mistakenly paid Ms. Lynn Lee in the amount of $486,387 as expenses reimbursements which was repaid previously. This amount has been returned by the Ms. Lynn Lee to the Company on April 2016.

Mr. Xiaobin Wu, the Company’s officer and director, is the Managing Director of Dandong Fuda Investment Co., Ltd (“Fuda Investment”) and Winner International Industries Ltd., (“Winner International”), each of these entities also holds a small (under 5%) interest in the Company which are considered affiliated enities.

Sales revenues from affiliated entities were $nil and $nil, and the corresponding cost of sales from affiliated entities were $nil and $nil for the six months ended June 30, 2016 and 2015, respectively.

In 2014, the Company acquired lands from Fuda Investment for RMB 156,845,700, and from Winner International for RMB 65,965,000. In addition, Fuda Investment and Winner International has executed sales agreements to purchase granite stones from the Company. Any revenues and cost of sales for these entities is shown separately on the Statement of Operation as Revenue and Cost of Sales from Affiliated Entities. The purchase price of the land (corresponding outstanding payables) was to be paid off by fair market sales price of the stones (corresponding accounts receivables) as a barter trade exchange. (Refer to “Barter Trade Exchange” Footnote)

Barter trade revenues from affiliated entities were $nil and $5,254,729, and the corresponding cost of sales from affiliated entities were $nil and $398,333 for the six months ended June 30, 2016 and 2015, respectively.

10. BARTER TRADE EXCHANGE

In 2013, the Company acquired lands from Beijing Huanda Renewal Resources Recycling Co. Ltd. (“Beijing Huanda”) (non-related party) for RMB 55,944,000. In addition, Beijing Huanda is also a customer of the Company who has executed sales agreements to purchase granite stones from the Company. The purchase price of the land (its corresponding outstanding payables) were partially paid off in cash as well as in a barter trade exchange which the fair market sales price of the stones (its corresponding accounts receivables) were used to offset the outstanding payables.

In 2014, the Company acquired lands from Fuda Investment (affiliated entity) for RMB 156,845,700, and from Winner International (affiliated) for RMB 65,965,000. In addition, Fuda Investment and Winner International has executed sales agreements to purchase granite stones from the Company. The purchase price of the land (its corresponding outstanding payables) was to be paid off by fair market sales price of the stones (its corresponding accounts receivables) as a barter trade exchange.

In accordance to ASC 845-10-30, the lands purchased were recorded at the purchase price of the lands (assets received) as indicated on the agreement instead of the market sales price of the granite stones to be delivered in the future (“fair value”) because the fair value of the stones to be delivered was not determinable as the earning process was not completed at the time of the exchange and therefore gain or loss cannot be computed.

The Company initially recognized land assets and its corresponding payables to the sellers at purchase price of the lands as indicated on the agreement. When stones were delivered to the sellers as ordered, the fair market sales price of the stones delivered were recognized against the outstanding amount owed to the sellers. The differences between the fair market sales price of the stones delivered and the cost of the stones purchased by the Company in inventory were recognized as gain or loss from barter trade.

For Beijing Huanda, the Company delivered stones with fair market sales price of $3,265 that cost the Company $247 to purchase the stones in inventory from the suppliers, as a result the Company recognized gain on barter trade of $3,018 . Outstanding payable to Beijing Huanda was reduced by $3,265 through barter exchange.

For Fuda Investment, the Company delivered stones with fair market sales price of $3,100,956 that cost the Company $234,921 to purchase the stones in inventory from the suppliers, as a result the Company recognized gain on barter trade of $2,866,035 for the six months ended June 30, 2015. Outstanding payable to Fuda Investment was reduced by $3,100,956 through barter exchange.

For Winner International, the Company delivered stones with fair market sales price of $2,153,773 that cost the Company $163,165 to purchase the stones in inventory from the suppliers, as a result the Company recognized gain on barter trade of $1,990,608 for the six months ended June 30, 2015. Outstanding payable to Winner International was reduced by $2,153,773 through barter exchange.

The Company reviewed ASC 845-10-30-4 and determined that the barter trade exchange transactions above are in the normal course of business and have commercial substance because the Company’s future cash flows are expected to significantly change as a result of the exchange. The Company’s future cash flows are expected to significantly change because the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred.

11. STOCKHOLDERS' EQUITY

The Company is authorized to issue 480,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On September 25, 2014 the Company issued 8,200,000 founders common stock at $0.0001 per share for a total of $820 for cash to two directors and officers of which 7,995,000 shares were cancelled on February 20, 2015 at $0.0001 per share for a total of $800. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

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

From time to time, the Company’s majority shareholder has paid expenses on behalf of the Company that are recorded as contribution to paid-in capital. The amounts contributed to paid-in capital were $nil and $619 for the six months ended June 30, 2016 and 2015, respectively.

12. STOCK-BASED COMPENSATION

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

13. GOVERNMENT CONTRIBUTION PLAN

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

14. STATUTORY RESERVE

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

15. INCOME TAXES

United States

Fuda USA is established in the State of Delaware in United States and is subject to Delaware State and US Federal tax laws. Fuda USA has approximately $953,154 of unused net operating losses (“NOLs”) available for carry forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

United Kingdom

Fuda UK is established in United Kingdom and its income is subject to a 20% profit tax rate for income sourced within the country. During the six months ended June 30, 2016 and 2015, Fuda UK did not earn any income derived in United Kingdom, and therefore was not subject to United Kingdom Profits Tax.

Hong Kong

Marvel is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the six months ended June 30, 2016 and 2015, Marvel did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Liaoning Fuda established in China and its income is subject to income tax rate of 25%, but has received an income tax holiday from the government for three years that will expire in 2017.

The reconciliation of effective income tax rate as follows:

	For the Six Months Ended
	June 30,	June 30,
	2016	2015

PRC Statutory income tax rate	25%	25%
Less: Income tax holiday	-25%	-25%
Total	-	-

The provision for income tax on earnings as follows:

	For the Six Months Ended
	June 30,	June 30,
	2016	2015

PRC income tax at statutory rate	$3,212,954	$2,934,458
Less: Income tax subject to tax holiday	(3,212,954)	(2,934,458)
Total	$-	$-

16. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

The Company has executed lease agreements for office space and dormitory for Liaoning Fuda in Dandong, China which expires in October 2018.

The Company has executed various car lease for Liaoning Fuda that expires in June 2016 and December 2016.

The total future minimum lease payments under the operating leases as follows:

Periods	Amounts
For year ended December 31, 2016	$67,325
For year ended December 31, 2017	61,204
For year ended December 31, 2018	61,204
For year ended December 31, 2019	-
Thereafter	-
Total	$189,733

Rent expenses for office space and dormitory were $30,602 and $38,301 for the six months ended June 30, 2016 and 2015, respectively.

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

17. BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Granite Stones	$13,328,169	$9,902,672	$3,721,342	$4,493,506
Graphite	280,008	-	276,464	-
Fluorite	280,008	-	277,826	-
Gold	8,552,656	-	5,311,951	-
Total	$22,440,841	$9,902,672	$9,587,583	$4,493,506

	Revenues		Cost of Sales
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Granite Stones	$18,335,610	$14,830,360	$4,669,760	$7,652,499
Graphite	280,008	-	276,464	-
Fluorite	280,008	-	277,826	-
Gold	8,630,590	-	5,383,788	-
Total	$27,526,216	$14,830,360	$10,607,838	$7,652,499

18. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

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

Foreign exchange transactions under the capital account are subject to limitations and require registration with or approval by the relevant PRC governmental authorities. In particular, if the Company finances the Company’s PRC subsidiaries by foreign currency loans, those loans cannot exceed certain statutory limits and must be registered with the SAFE, and if the Company finance the Company’s PRC subsidiaries by capital contributions, then those capital contributions must be approved by the Ministry Of Commerce or its local agency. In addition, because of the regulatory issues related to foreign currency loans to, and foreign investment in, domestic PRC enterprises, the Company may not be able to finance its operations by loans or capital contributions.

The restricted net assets of consolidated subsidiary Liaoning Fuda as of June 30, 2016 and December 31, 2015 were $77,345,031 and $66,251,944, respectively.

The condensed parent company financial information has been prepared in accordance with Rule 4-08(e) of Regulation S-X, as the net assets of the subsidiaries of Fuda Group (USA) Corp (the “Registrant”) exceed 25% of the consolidated net assets of the Registrant.

The condensed parent company financial information has been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to the financial information.

Fuda Group (USA) Corporation and Subsidiaries

Condensed Parent Company Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Investment in subsidiaries, at equity in net assets	79,844,531	66,155,921
Total Assets	$79,844,531	$66,155,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	-	-
Due to related parties	276,402	613,294
Total Current Liabilities	340,365	613,294
Total Liabilities	340,365	613,294

Commitments & contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 480,000,000 shares authorized;
105,954,309 shares at March 31, 2016 and December 31, 2015, respectively	10,595	10,595
Additional paid-in capital	9,579,682	9,579,682
Subscriptions receivable	-	-
Accumulated other comprehensive income	(4,995,060)	(3,188,494)
Statutory reserve	7,275,298	5,990,116
Accumulated earnings (unrestricted)	67,633,651	53,150,728
Total stockholders' equity	79,504,166	65,542,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,844,531	$66,155,921

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Condensed Parent Company Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses
Selling, general & administrative expenses	214,261	(93)	323,891	619
Total operating expenses	214,261	(93)	323,891	619

Income (Loss) from operation	(214,261)	93	(323,891)	(619)

Other income (expenses)
	-	-	-	-
Equity in undistributed income of subsidiaries	12,285,533	7,881,943	16,091,996	11,737,831
Total other income (expenses)	12,285,533	7,881,943	16,091,996	11,737,831

Income before income tax	12,071,272	7,882,036	15,768,105	11,737,212

Income tax	-	-	-	-

Net income	12,071,272	7,882,036	15,768,105	11,737,212

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Condensed Parent Company Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2016	2015

Cash flows from operating activities
Net income	$15,768,105	$11,737,212
Adjustments to reconcile net income to
net cash provided by or used in operating activities:
Equity in undistributed income of subsidiaries	(16,091,996)	(11,737,831)
Bad debt expense
Shares to be ussed and issued for services	-
Expenses paid by stockholder and contributed as capital	-	619
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-
Net cash used in operating activities	(323,891)	-

Cash flows from financing activities
Proceeds from/(Repayment) to related party, net	(336,892)	-
Proceeds from/(Repayment) to subsidiary	660,783	-
Net cash provided by financing activities	323,891	-

Cash flows from investing activities
Purchase of land, property and equipment	-	-
Net cash used in investing activities	-	-

Effect of exchange rate changes	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH
Beginning of period	-	-
End of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

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

Registration Statement

The Company has filed a registration statement on Form S-1 for the offer and sale of 100,000,000 shares of common stock offered by the Company. No public market currently exists for our common stock. The registration statement has not yet been declared effective and can be viewed at the SEC website.

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

Liquidity and Capital Resources

As of June 30, 2016, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $19,269,323, Marvel had cash available of $557,545 and Fuda UK had cash available of $3,302,377, with consolidated cash available for the Company at $23,129,245.

As of December 31, 2015, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $18,166,602, Marvel had cash available of $11,549 and Fuda UK had cash available of $399, with consolidated cash available for the Company at $18,178,550.

Overall, the Company expects to generate its liquidity and capital resources from sales revenues by its operating subsidiaries-Liaoning Fuda and Fuda UK. These capital resources are used to purchase inventory and to pay its vendors and suppliers for expenses incurred under normal operation of the Company.

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

The outstanding amount of trade financing loans were $nil and $nil as of June 30, 2016 and December 31, 2015 respectively. The interest expenses were $nil and $1,367 for the six months ended June 30, 2016 and 2015, respectively. The trade financing loans were repaid in Jan 2015 when the goods were returned by the customers.

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

During the six months ended June 30, 2016, net cash provided by operating activities was $8,844,432, and net cash provided by operating activities for the six months ended June 30, 2015 was $7,276,368, respectively. Net cash provided by operating activities in 2015 was lower resulted from gain from barter trade of $4,859,661 adjustment to reconcile net income to net cash provided by operating activities. The significant changes resulted from net income increase with gain from barter trade reduction. The Company generated net income of $15,768,105 for the six months ended June 30, 2016 compared to net income of $11,737,212 for the same period in 2015. In 2015, the net income of $11,737,212 where generated from $4,859,661 of gain from barter trade as compared to 2016 no net income was generated from barter trade, as a result cash provided by operating activities was higher for the six months ended June 30, 2016. However, in 2016 the Company paid $5,421,694 to its suppliers as part of the purchase agreements while in 2015 the Company received security deposits returned from its suppliers which reduce the cash provided by operating activities in 2016. During the six months ended June 30, 2016, the Company had outstanding receivable from its customers of $2,059,194 as compared to $475,041 for the same period in 2015. The increase in receivable resulted from sales generated at the end of the quarter with payments collected subsequently.

Net cash used by financing activities for the six months ended June 30, 2016 was $3,376,947 whereas net cash used in financing activities for the same period in 2014 was $1,891,043. The Company’s received $5 from its shareholders in 2015 and repaid $3,376,947 to the shareholders in 2016. In 2013 and 2014, the Company has executed various short term accounts receivables factoring agreements with the banks where the banks would advance the Company a contracted percentage of the invoices factored up front. These trade financing loans derived from export sales generated in 2013 and 2014 that carryover to 2015. Financing activities attributable to repayments of trade financing loans was $1,891,048 in 2015. The trade financing loans had to be repaid by the shareholders as the goods were returned by the customers.

The resulting effect for cash as at June 30, 2016 was $23,129,245 compared with cash at June 30, 2015 was $5,420,679.

Discussion of Three months ended June 30, 2016 and 2015

The Company generated revenues from sales of products of $22,440,841 and $9,902,672 during the three months ended June 30, 2016 and 2015, respectively, an increase of approximately 126.6% on a year-over-year basis. As the Company granite stones business steadies, there was an increase of customers and therefore sales orders have increased. According to the increase in market and customer demand, the Company’s revenues generated from granite stones increased. The Company also started generating sales revenues from the cooperative operation agreement to filter and sort gold sands or gold dust from the gold mine tailings for the three months ended June 30, 2016.

Gross margin for the three months ended June 30, 2016 was $12,853,258 or approximately 57.3% of revenues as compared to $5,409,166 or approximately 54.6% of revenues for the same period in 2015, representing an increase in gross margin. The gross margin was effected by the quality of the granite stones received by the Company from the supplier. The Company receive delivery of granite stones in batches from the supplier and the granite stones were in better-quality in 2016 than in 2015. The imperfect granites stones were included as part of the cost of the inventory which resulted in a lower profit margin in 2015.

The sales revenues and cost of sales as follows:

	Revenues		Cost of Sales		Margin %
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015	2016	2015
Granite Stones	13,328,169	9,902,672	3,721,342	4,493,506	72.1%	54.6%
Graphite	280,008		276,464		1.3%
Fluorite	280,008		277,826		0.8%
Gold	8,552,656		5,311,951		37.9%
Total	22,440,841	9,902,672	9,587,583	4,493,506	57.3%	54.6%

Operating expenses increased 352% from $173,464 in the three months ended June 30, 2015 to $784,502 in the same period of 2016.

	For the Three Months Ended
	June 30,	June 30,
	2016	2015
Selling, general and administrative expenses
Employees’ wages and salaries	408,841	105,127
Rent expense	15,314	19,209
Professional fees	134,674	2,459
Motor vehicle expenses	26,800	218
Travel expenses	107,950	13,014
Other SG&A expenses	90,923	33,437
Total	784,502	173,464

The Company’s motor vehicle expenses increased as a result of new car leases obtained by the Company for its officers in 2016. The Company also incurred additional travel expenses and professional fees being a public reporting company. The Company also incurred additional travel expenses to visit suppliers and customers for graphite and fluorite.

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

Total Other income generated were $2,516 in the three months ended June 30, 2016 as compared to other income of $2,646,334 in the same period of 2015. The Company received interest income of $nil and $14 for the three months ended 2016 and 2015, respectively. The Company received $nil and $106 in the three months ended June 30, 2016 and 2015, respectively in government rebates which were mainly for export and insurance incentives that occurred in 2014 for export sales by the Company. The Company generated other income of $2,516 from the sale of an equipment for the three months ended June 30, 2016. The Company generated gain from barter trade of $nil and $2,646,214 for the three months ended June 30, 2016 and 2015, respectively. The barter trade was trading granite stones for land acquired in 2014.

The Company generated higher sales from through barter trade in 2015 as compared to 2016 as outstanding balance owed were paid off in 2015. The barter trade was trading granite stones for land acquired in 2014. The granite stones traded was at market sales price. The gross margin on affiliated entities sales are higher under normal circumstances as compared to third party sales due to different grade of granite stones at lower cost.

	Barter Trade Revenues		Barter Trade Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Affiliated entities	-	2,863,107	-	216,903
Third parties	-	10	-	-
Total	-	2,863,117	-	216,903

As a result, during the three months ended June 30, 2016, the Company posted operating income of $12,068,756 and net income of $12,071,272 as compared to operating income of $5,235,702 and net income of $7,882,036 for the three months ended June 30, 2015.

Discussion of Six Months ended June 30, 2016 and 2015

The Company generated revenues from sales of products of $27,526,216 and $14,830,360 during the six months ended June 30, 2016 and 2015, respectively, an increase of approximately 85.6% on a year-over-year basis. As the Company granite stones business steadies, there was an increase of customers and therefore sales orders have increased. According to the increase in market and customer demand, the Company’s revenues generated from granite stones increased. The Company also started generating sales revenues from the cooperative operation agreement to filter and sort gold sands or gold dust from the gold mine tailings for the three months ended June 30, 2016.

Gross margin for the six months ended June 30, 2016 was $16,918,378 or approximately 61.5% of revenues as compared to $7,177,861 or approximately 48.4% of revenues for the same period in 2015, representing an increase in gross margin. The gross margin was effected by the quality of the granite stones received by the Company from the supplier. The Company receive delivery of granite stones in batches from the supplier and the granite stones were in better-quality in 2016 than in 2015. The imperfect granites stones were included as part of the cost of the inventory which resulted in a lower profit margin in 2015.

The sales revenues and cost of sales as follows:

	Revenues		Cost of Sales		Margin %
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015	2016	2015
Granite Stones	18,335,610	14,830,360	4,669,760	7,652,499	74.5%	48.4%
Graphite	280,008	-	276,464	-	1.3%	0.0%
Fluorite	280,008	-	277,826	-	0.8%	0.0%
Gold	8,630,590	-	5,383,788	-	37.6%	0.0%
Total	27,526,216	14,830,360	10,607,838	7,652,499	61.5%	48.4%

Operating expenses increased 130% from $333,315 in the six months ended June 30, 2015 to $1,152,792 in the same period of 2015. The increase in these costs was primarily attributable to professional fees, motor vehicle expenses and travel expenses

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
Selling, general and administrative expenses
Employees’ wages and salaries	512,540	194,549
Rent expense	30,602	38,301
Professional fees	173,759	5,714
Motor vehicle expenses	55,373	1,621
Travel expenses	176,748	18,007
Other SG&A expenses	203,770	75,323
Total	1,152,792	333,315

The Company’s motor vehicle expenses increased as a result of new car leases obtained by the Company for its officers in 2016. The Company also incurred additional travel expenses and professional fees being a public reporting company. The Company also incurred additional travel expenses to visit suppliers and customers for graphite and fluorite.

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

Total Other income generated were $2,519 in the six months ended June 30, 2016 as compared to other income of $4,892,866 in the same period of 2015. The Company incurred interest expenses of $nil and $1,339 for the six months ended 2016 and 2015, respectively, for trade financing loans that were paid off in Jan 2015. The Company received $nil and $34,544 in the six months ended June 30, 2016 and 2015, respectively in government rebates which were mainly for export and insurance incentives that occurred in 2014 for export sales by the Company. The Company generated gain from barter trade of $nil and $4,859,661 for the six months ended June 30, 2016 and 2015, respectively. The barter trade was trading granite stones for land acquired in 2014.

The Company generated higher sales from through barter trade in 2015 as compared to 2016 as outstanding balance owed were paid off in 2015. The barter trade was trading granite stones for land acquired in 2014. The granite stones traded was at market sales price. The gross margin on affiliated entities sales are higher under normal circumstances as compared to third party sales due to different grade of granite stones at lower cost.

	Barter Trade Revenues		Barter Trade Cost of Sales
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Affiliated entities	-	5,254,729	-	398,333
Third parties	-	3,265	-	-
Total	-	5,257,994	-	398,333

During the six months ended June 30, 2016, the Company posted operating income of $15,765,586 and net income of $15,768,105 as compared to operating income of $6,844,346 and net income of $11,737,212 for the six months ended June 30, 2015.

Related Party Transactions

From time to time, the Company receive advances from related parties as working capital to fund for its operations which consist of the following. These advances are due on demand, unsecured and non-interest bearing.

	June 30,	December 31,
	2016	2015
Receivables/(Payables)
Mr. Tan Lin	$-	$(1,227,280)
Mr. Wu Xiao Bin	(27,142)	(778,449)
Mr. Yang Yuan Xi	-	(539,389)
Mr. Wu Zhong Chen	-	(539,389)
Ms. Lynn Lee	(252,538)	(547,114)
Total Receivables/(Payables)	$(1,311,287)	$(3,631,621)

On March 2016, the Company mistakenly paid Ms. Lynn Lee in the amount of $486,387 as expenses reimbursements which was repaid previously. This amount has been returned by the Ms. Lynn Lee to the Company on April 2016.

Mr. Xiaobin Wu, the Company’s officer and director, is the Managing Director of Dandong Fuda Investment Co., Ltd (“Fuda Investment”) and Winner International Industries Ltd., (“Winner International”), each of these entities also holds a small (under 5%) interest in the Company which are considered affiliated enities.

In 2014, the Company acquired lands from Fuda Investment for RMB 156,845,700, and from Winner International for RMB 65,965,000. In addition, Fuda Investment and Winner International has executed sales agreements to purchase granite stones from the Company. Any revenues and cost of sales for these entities is shown separately on the Statement of Operation as Revenue and Cost of Sales from Affiliated Entities. The purchase price of the land (corresponding outstanding payables) was to be paid off by fair market sales price of the stones (corresponding accounts receivables) as a barter trade exchange. (Refer to “Barter Trade Exchange” Footnote)

Sales revenues from affiliated entities were $nil and $nil, and the corresponding cost of sales from affiliated entities were $nil and $nil for the six months ended June 30, 2016 and 2015, respectively.

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

ITEM 6. EXHIBITS

(a)	Exhibits

Number	Item

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUDA GROUP (USA) CORPORATION

By:	/s/ Xiaobin Wu
President, Chief Executive Office and Chief Financial Officer

Dated: August 15, 2016