Form 10-Q
period 2016-09-30
Fuda Group (USA) Corp
filed 2016-11-14
CIK 1623013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 15, 2016
Common Stock, par value $0.0001	105,954,309

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,790,889	$18,178,550
Accounts receivable, net	2,378,103	475,041
Inventory	455,791	-
Prepaid rent	29,894	28,254
Security deposits to suppliers	6,320,562	996,166
Other receivables	-	6,380
Total Current Assets	49,975,239	19,684,391
Land, property & equipment (net)	48,144,580	49,478,802
Other assets	44,992	46,233
Total Assets	$98,164,811	$69,209,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$27,303	$29,014
Due to related parties	43,828	3,631,621
Advances from customers	63,734	6,164
Total Current Liabilities	134,865	3,666,799
Total Liabilities	134,865	3,666,799

Commitments & contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 480,000,000 shares authorized; 105,954,309 shares at September 30, 2016 and December 31, 2015, respectively	10,595	10,595
Additional paid-in capital	9,579,682	9,579,682
Accumulated other comprehensive income	(5,427,313)	(3,188,494)
Statutory reserve	8,577,367	5,990,116
Accumulated earnings (unrestricted)	85,289,615	53,150,728
Total Stockholders' Equity	98,029,946	65,542,627
Total Liabilities and Stockholders' Equity	$98,164,811	$69,209,426

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Sales
Affiliated Entities	$936,276	$-	$936,276	$-
Third parties	35,714,073	14,466,259	63,240,289	29,296,619
Sales	36,650,349	14,466,259	64,176,565	29,296,619

Cost of sales
Affiliated Entities	83,596	-	83,596	-
Third parties	17,254,292	3,051,831	27,862,130	10,704,330
Cost of sales	17,337,888	3,051,831	27,945,726	10,704,330

Gross margin	19,312,461	11,414,428	36,230,839	18,592,289

Operating expenses
Selling, general & administrative expenses	355,289	448,748	1,508,081	782,263
Total operating expenses	355,289	448,748	1,508,081	782,263

Income (Loss) from operation	18,957,172	10,965,680	34,722,758	17,810,026

Other income (expenses)
Interest income (expenses), net	304	51	304	(1,288)
Government rebate	-	105,096	-	139,640
Other income	557	-	3,076	-
Gain/(Loss) from barter trade	-	2,842,131	-	7,701,792
Total other income (expenses)	861	2,947,278	3,380	7,840,144

Income before income tax	18,958,033	13,912,958	34,726,138	25,650,170

Income tax	-	(4,907)	-	(4,907)

Net income	18,958,033	13,908,051	34,726,138	25,645,263

Foreign currency translation adjustment	(432,253)	(2,685,441)	(2,238,819)	(2,250,193)

Comprehensive income	$18,525,780	$11,222,610	$32,487,319	$23,395,070

Common Shares Outstanding, basic and diluted	105,954,309	61,496,698	105,954,309	81,188,649

Net income per share Basic and diluted	$0.18	$0.23	$0.33	$0.32

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities
Net income	$34,726,138	$25,645,263
Adjustments to reconcile net income to net cash provided by or used in operating activities:
Bad debt expense	-	215,209
Depreciation and amortization	5,304	3,156
Expenses paid by stockholder and contributed as capital	-	695
Gain from barter trade	-	(7,701,792)
Changes in operating assets and liabilities:
Accounts receivable	(1,935,243)	(359,730)
Inventory	(461,934)	(121,014)
Prepaid rent	(2,432)	57,298
Other receivables	6,293	315,182
Security deposits to suppliers	(5,378,844)	1,982,855
Accounts payable and accrued expenses	(962)	1,661
Accounts payable-related parties	-	(631,295)
Taxes payable	-	4,905
Other payables	-	(11,459)
Advances from customers	58,513	-
Other assets	-	48,815
Net cash provided by operating activities	27,016,833	19,449,749

Cash flows from financing activities
Proceeds/(Repayment) to related party, net	(3,600,994)	(1,546)
Proceeds/(Repayments) from trade financing loans, net	-	(1,891,048)
Net cash used in financing activities	(3,600,994)	(1,892,594)

Effect of exchange rate changes	(803,500)	(508,550)

NET INCREASE (DECREASE) IN CASH	22,612,339	17,048,605

CASH
Beginning of period	18,178,550	466
End of period	$40,790,889	$17,049,071
Less: cash and cash equivalents of discontinued operations at end of year	-	-
CASH AT END OF PERIOD	$40,790,889	$17,049,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$1,357
Income Taxes	$-	$-

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

On September 28, 2015, Fuda USA entered into stock-for-stock acquisition agreements with each of Fuda Gold (UK) Limited (“Fuda UK”) and Marvel Investment Corporation Limited (“Marvel”). As a result of the Acquisitions, each of Fuda UK and Marvel has been acquired by Fuda USA, and now each has become a wholly owned subsidiary of Fuda USA. Fuda USA, as the surviving entity from the Acquisitions, has taken over the respective operations and business plans of each of both Fuda UK and Marvel (and also of Liaoning Fuda by virtue of Marvel’s ownership of Liaoning Fuda). Refer to “Principal of Consolidation” under Note 2 Summary of Significant Accounting Policies

Fuda UK a private company organized under the laws of England and Wales was incorporated in May 20, 2015. Since its inception, Fuda UK has conducted minimal business operations but has started to purchase gold stones and powder and wholesale trading of gold bars. Fuda UK has executed a cooperative operation agreement to filter and sort gold sands or gold dust from the gold mine tailings and to sell the goods under a profit-sharing ratio.

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

Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed financial information of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016, has been prepared in accordance with the instructions to Form 10-Q and Article8-03 of Regulation S-X for interim financial information.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC").

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

Foreign Currency Translation

The reporting and functional currency of Fuda Group (USA) Corporation is the US Dollar (“US$”).

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

Exchange rate used for the translation as follows:

	September 30,	September 30,	December 31,
RMB to US$	2016	2015	2015
Period end spot rate	0.14997	0.15739	0.15411
Average periodic rate	0.15199	0.16199

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

Bad debt expenses were $nil and $215,209 for the three and nine months ended September 30, 2016 and 2015, respectively.

Inventories

Inventories, which are primarily comprised of goods for sale, are stated at the lower of cost or net realizable value, using the first- in first-out (FIFO) method. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

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

Fuda UK Sales

The Company derives its revenues from trading gold stones, gold sand, or gold bars. The Company recognizes sales of gold stones, gold sand, or gold bars revenue when the goods are delivered to destination designated by the customer. Sales price of the goods are to be negotiated between Fuda UK and the customer, and accepted by the customer after a third-party inspection report for quality and weight is obtained prior to arrival at the destination of the customer. In case of finding irregularity or discrepancy in weight or purity of the goods, the customer is allowed to claim from Fuda UK to deduct the corresponding amount and any cost within 7 days upon receipt of the actual goods. The Company sets out the terms and conditions of the sales contract and deals directly with customers. The Company has not made any reserves on claims for irregularity and discrepancy as the Company believe the amount will be minimal,

Fuda UK Cooperative Operation

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

Value added taxes

The Company is subject to Value Added Taxes (“VAT”) at a rate of 17% on proceeds received from customers, and are entitled to a refund for VAT already paid or borne on the goods purchased by it that have generated the gross sales proceeds. The VAT balance is recorded in other payables on the balance sheets. For the nine months ended September 30, 2016 and 2015 there are no amounts recorded because the Company received a VAT tax holiday from the government that will expire in 2017.

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

The government subsidies or rebates received by the Company as other income was an incentive to the Company to support export trade were $nil and $139,640 for the nine months ended September 30, 2016 and 2015, respectively.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization, which would impact the presentation of the deferred purchase price from sales of receivables. The standard is intended to reduce current diversity in practice. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-13 on its consolidated financial statements and related disclosures.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3. ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	September 30,	December 31,
	2016	2015
Accounts receivables	$2,378,103	$736,888
Less: allowance for doubtful accounts	-	(261,847)
Net	2,378,103	475,041

Bad debt expenses were $nil and $215,209 for the nine months ended September 30, 2016 and 2015, respectively.

4. INVENTORY

Inventory consist of the following:

	September 30,	December 31,
	2016	2015
Granite blocks	$-	$-
Granite slabs	-	-
Graphite	-	-
Fluorite	-	-
Gold dust	-	-
Gold bar	455,791	-
Less: write-down on inventory	-	-
Net	$455,791	$-

The gold bars are stored in security safe by the Company. The Company would compare the purchase price of gold bar to the quoted price on Shanghai Gold Exchange to evaluate if there is a write-down in inventory. Loss on inventory write-down was $nil and $nil for the nine months ended September 30, 2016 and 2015, respectively.

5. SECURITY DEPOSITS TO SUPPLIERS

Security deposits paid by Liaoning Fuda were to maintain its relationship with the suppliers in order to ensure ample, constant supply and prompt delivery of goods. The security deposits can be used to offset against purchases of inventory by the Company.

Security deposits paid by Fuda UK was a purchase commitment upon execution of the contract

Security deposits to suppliers consist of the following:

	September 30,	December 31,
	2016	2015
Liaoning Fuda - Supplier A	$1,574,704	$-
Liaoning Fuda - Supplier B	1,424,732	-
Liaoning Fuda - Supplier C	1,383,490	-
Fuda UK - Supplier D	1,937,636	996,166
Total	$6,320,562	$996,166

6. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	September 30,	December 31,
	2016	2015
Depreciable assets
Office equipment	$8,059	$8,281
Motor vehicle	14,000	14,386
Machinery	19,634	20,154
Total	41,693	42,821
Less: accumulated depreciation	(15,025)	(10,049)
Net	26,668	$32,772

Non-depreciable assets
Land	48,117,912	49,446,030
Total	$48,144,580	$49,478,802

The depreciation expense charged to general and administrative expenses were $5,304 and $3,156 for the nine months ended September 30, 2016 and 2015, respectively.

The Company would review the historical cost of the land to evaluate if there is an impairment loss to be recognized. Impairment loss was $nil and $nil for the nine months ended September 30, 2016 and 2015, respectively.

The difference in land, motor vehicle, machinery, and office equipment value is due to currency exchange rate fluctuations.

7. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2016	2015
Rent Security Deposits	$44,992	$46,233
Total	$44,992	$46,233

8. TRADE FINANCING LOANS

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

The outstanding amount of trade financing loans were $nil and $nil as of September 30, 2016 and December 31, 2015, respectively. The shareholders of the Company have repaid the outstanding trade financing loans on behalf of the Company which was included in Due to related parties.

The Discounts and interest expenses were $nil and $1,357 for the nine months ended September 30, 2016 and 2015, respectively.

9. ADVANCES FROM CUSTOMERS

Advances from customers consist of amounts received from a customer as a security deposit for a machinery equipment sales commitment contract in the amount of $6,164 as of December 31, 2015, and from a customer as deposit for goods to be delivered in the future by the Company in the amount of $63,734 as of September 30, 2016.

The Company acquired and sold the machinery equipment to the customer and recognized $2,280 as other income for the nine months ended September 30, 2016.

10. RELATED PARTY AND AFFILIATED ENTITIES TRANSACTIONS

Related parties’ receivables/(payables) consist of the following:

	September 30,	December 31,
	2016	2015
Receivables/(Payables)
Mr. Tan Lin	$-	$(1,227,280)
Mr. Wu Xiao Bin	(43,828)	(778,449)
Mr. Yang Yuan Xi	-	(539,389)
Mr. Wu Zhong Chen	-	(539,389)
Ms. Lynn Lee	-	(547,114)
Total	$(43,828)	$(3,631,621)

The relationships of the related parties above as follows:

Name	Relationship
Mr. Tan Lin	Shareholder and General Manager of Fuda UK
Mr. Wu Xiao Bing	CEO, Director, Majority Shareholder of the Company
Mr. Yang Yuan Xi	Legal Representative of Liaoning Fuda
Mr. Wu Zhong Chen	Father of Mr. Wu Xiao Bin, Shareholder of the Company
Ms. Lynn Lee	Officer of the Company

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

Mr. Xiaobin Wu, the Company’s officer and director, was the Manager Director of Dandong Fuda Investment Co., Ltd (“Fuda Investment”) from 2009 to 2012 and worked as trading manager at Winner International Industries Ltd., (“Winner International”), each of these entities also holds a small (under 5%) interest in the Company which are considered affiliated entities.

Sales revenues for affiliated entities were $936,276 and $nil, and the corresponding cost of sales for theses sales revenues were $83,596 and $nil for the nine months ended September 30, 2016 and 2015, respectively.

In 2014, the Company acquired lands from Fuda Investment for RMB 127,424,700, and from Winner International for RMB 65,965,000. In addition, Fuda Investment and Winner International has executed sales agreements to purchase granite stones from the Company. Any revenues and cost of sales for these entities is shown separately on the Statement of Operation as Revenue and Cost of Sales from Affiliated Entities. The purchase price of the land (corresponding outstanding payables) was to be paid off by fair market sales price of the stones (corresponding accounts receivables) as a barter trade exchange. (Refer to “Barter Trade Exchange” Footnote)

Barter trade gains from affiliated entities were $nil and $7,701,792 for the nine months ended September 30, 2016 and 2015, respectively.

11. BARTER TRADE EXCHANGE

In 2013, the Company acquired lands from Beijing Huanda Renewal Resources Recycling Co. Ltd. (“Beijing Huanda”) (non- related party) for RMB 55,944,000. In addition, Beijing Huanda is also a customer of the Company who has executed sales agreements to purchase granite stones from the Company. The purchase price of the land (its corresponding outstanding payables) were partially paid off in cash as well as in a barter trade exchange which the fair market sales price of the stones (its corresponding accounts receivables) were used to offset the outstanding payables.

In 2014, the Company acquired lands from Fuda Investment (affiliated entity) for RMB 127,424,700, and from Winner International (affiliated) for RMB 65,965,000. In addition, Fuda Investment and Winner International has executed sales agreements to purchase granite stones from the Company. The purchase price of the land (its corresponding outstanding payables) was to be paid off by fair market sales price of the stones (its corresponding accounts receivables) as a barter trade exchange.

In accordance to ASC 845-10-05-6, the transactions above are considered nonmonetary transaction because the transactions involve exchange of products held for sale in the ordinary course of business (inventory) for other productive assets (lands) as a means of selling the product (inventory) to a customer.

In accordance to ASC 845-10-30, the lands purchased were recorded at the purchase price of the lands (assets received) as indicated on the agreement because the costs to acquire the stones from the suppliers, and the types, the sales price, and the quantity of stones to be delivered was not determinable at the time of the exchange. As a result, the earning process was not completed at the time of the exchange and therefore gain or loss cannot be computed at the time of the exchange.

The Company could not record the exchange of land for stones at historical costs of the stones because the stones to be delivered to the land sellers are based on fair market sales price in the future, and is not based on the costs of the stones paid by the Company. The sales to relieve the accounts payable were not needed immediately as the exchange wasn’t instant and the stones in inventory at the time weren’t all going to relieve this debt. The agreement was to provide stones in barter when the land sellers needed the stones. The transaction would have been completed when the lands were transferred if all of the stones were immediately delivered from inventory and extinguished but instead the stones were delivered as required and “sold” or bartered at fair market value of the stones in the future which changed considerably over the period of the barter where there was no fixed or historical price that could be utilized.

The “Sales Agreement” and the “Land Purchase and Sale Agreements” executed by the parties above consisted of two separate agreements.

The Sales Agreement includes a total sales amount equal to the purchase price of the granite and provides that payment may be made by cash or land. The Sales Agreement also includes the name, type and grade of granite and a unit sales price for each granite product based on the fair market value on the day of execution of the Sales Agreement. However, the actual sales price to be paid is the fair market value of that product on the date of the purchase order. Such price fluctuation is usually no greater than 10% (higher or lower) and is typically acceptable to both the purchaser and seller. In addition, the Sales Agreements also indicate the acceptable quality of the granite block, the delivery terms, and penalty clauses for breach of contract.

The Land Purchase and Sale agreements indicate the sales price of the land, the size of the land, and the unit sales price per mu/acre but do not contain payment terms or maturity date. Each of the Land Purchase and Sale Agreements also states that the Company is required to manage, nurture, harvest and develop the woodlands in accordance to the guidelines of the Forestry Department as long as the Company owns the lands. The guidelines of the Forestry Department does not require the company to provide any maintenance as long as the land is not being developed and naturally growing. The Company does not intend to develop the property at this time. The contractual period of the land is approximately 55 years for each contract. The Company estimated that the cost to manage, nurture, harvest and develop the woodlands is minimal because the trees would grow and develop naturally without much care or intervention. The only cost would be laborers to manage and harvest the woodlands, if required, but the Company does not anticipate doing any such harvesting or managing. If used, any laborers would be unskilled workers at a very low wage. Therefore, the effect to the Company's financial and operational obligation is minimal.

In 2013, the Company and Beijing Huanda (the land seller) executed a “Land Purchase and Sales Agreement” for approximately 621.6mu (102.4 acre) at a price of RMB90,000 (approximately $14,645) per mu. Initial payment was due on transfer of the land title which the Company paid in cash to Beijing Huanda. Subsequently, Beijing Huanda experienced a need for granite and entered into a sales agreement with the Company to purchase granite from the Company. The parties also agreed to use granite to reduce the remaining amount due on the Land Purchase and Sales Agreement.

In 2014, Fuda Investment and Winner International (the “Land Sellers”) executed a series of “Sales Agreement” and “Land Purchase and Sale Agreement” with the Company for an aggregate of approximately 1,415.83mu (233.24 acre) for an average price of RMB90,000 (approximately $14,645) per mu, and approximately 607.1mu (100.0 acre) for an average price of RMB108,656 (approximately $17,680) per mu, respectively. As the Company desired to acquire land from the Land Sellers, and the Land Sellers desired to purchase granite from the Company, the parties agreed to trade the land for granite. Thereafter, each executed a Sales Agreement and a Land Purchase and Sales Agreement with the Company. The transaction is considered an arm- length transaction as the purchase price of the land is determined based on appraised value and the price of granite is based on normal sales price without any special consideration or discount or conditions. The appraisal was a current appraisal and performed by an independent third-party.

The land debts above were treated as Accounts Payable and Accrued expenses classified as a current liability on the balance sheet as there were no payment terms or maturity date.

The Company initially recognized land assets and its corresponding payables to the sellers at purchase price of the lands as indicated on the agreement. When stones were delivered to the sellers as ordered, the fair market sales price of the stones delivered were recognized against the outstanding amount owed to the sellers. The differences between the fair market sales price of the stones delivered and the cost of the stones purchased by the Company in inventory were recognized as gain or loss from barter trade. Accordingly, the Company netted the barter trade sales and cost of sales and recorded as gain or loss on barter trade, no revenue or cost of sales are recorded related to these barter trades.

For Beijing Huanda, the Company delivered stones with fair market sales price of $3,240 that cost the Company $245 to purchase the stones in inventory from the suppliers, as a result the Company recognized gain on barter trade of $2,995 for the nine months ended September 30, 2015. Outstanding payable to Beijing Huanda was reduced by $3,240 through barter exchange.

For Fuda Investment, the Company delivered stones with fair market sales price of $6,192,648 that cost the Company $469,140 to purchase the stones in inventory from the suppliers, as a result the Company recognized gain on barter trade of $5,723,508 for the nine months ended September 30, 2015. Outstanding payable to Fuda Investment was reduced by $6,192,648 through barter exchange.

For Winner International, the Company delivered stones with fair market sales price of $2,137,199 that cost the Company$161,910 to purchase the stones in inventory from the suppliers, as a result the Company recognized gain on barter trade of $1,975,289 for the nine months ended September 30, 2015. Outstanding payable to Winner International was reduced by $2,137,199 through barter exchange.

The Company reviewed ASC 845-10-30-4 and determined that the barter trade exchange transactions above are in the normal course of business and have commercial substance because the Company’s future cash flows are expected to significantly change as a result of the exchange. The Company’s future cash flows are expected to significantly change because the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred. In the normal course of business, the Company purchase granite, sell to customers for profit and receive cash payment from the customers which has commercial substance. In the barter trade exchange, the Company purchased granites stones and sold to the land sellers as customers and received land as payment. The future cash flows of the lands received differs significantly from the configuration of the future cash flows of the granite transferred. If the Company did not acquire lands from these customers, the Company would receive cash from these customers as payment. In contrary, if the Company did not sell granite to these land sellers as customers, the Company would pay cash to these land sellers for the lands as payment.

12. STOCKHOLDERS' EQUITY

The Company is authorized to issue 480,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On September 25, 2014, the Company issued 8,200,000 founders common stock at $0.0001 per share for a total of $820 for cash to two directors and officers of which 7,995,000 shares were cancelled on February 20, 2015 at $0.0001 per share for a total of $800. The shares issued were valued at $0.0001 per share based on the current stock price with assumed price provided by the recent transactions as no quoted price is available.

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

In October 2015, the Company adopted an amendment to its certificate of incorporation effecting a reverse share split on a forty- one (41) for one hundred (100) basis, such that each one hundred (100) shares of common stock outstanding held by a stockholder were converted into only forty-one (41) shares of common stock outstanding. All outstanding shares of common stock were so converted in October when such amendment was filed in the State of Delaware. The action was duly approved by the board of directors and shareholders of the Company. As a result of the reverse share split, the total number of outstanding shares of common stock of the Company decreased from 258,339,773 shares outstanding to 105,954,309 shares outstanding at such time.

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

From time to time, the Company’s majority shareholder has paid expenses on behalf of the Company that are recorded as contribution to paid-in capital. The amounts contributed to paid-in capital were $nil and $695 for the nine months ended September 30, 2016 and 2015, respectively.

13. STOCK-BASED COMPENSATION

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

14. GOVERNMENT CONTRIBUTION PLAN

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

15. STATUTORY RESERVE

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

16. INCOME TAXES

United States

Fuda USA is established in the State of Delaware in United States and is subject to Delaware State and US Federal tax laws. Fuda USA has approximately $1,039,219 of unused net operating losses (“NOLs”) available for carry forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

United Kingdom

Fuda UK is established in United Kingdom and its income is subject to a 20% profit tax rate for income sourced within the country. During the nine months ended September 30, 2016 and 2015, Fuda UK did not earn any income derived in United Kingdom, and therefore was not subject to United Kingdom Profits Tax.

Hong Kong

Marvel is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the nine months ended September 30, 2016 and 2015, Marvel did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Liaoning Fuda established in China and its income is subject to income tax rate of 25%, but has received an income tax holiday from the government for three years that will expire in 2017.

The reconciliation of effective income tax rate as follows:

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
PRC Statutory income tax rate	25%	25%
Less: Income tax holiday	-25%	-25%
Total	-	-

The provision for income tax on earnings as follows:

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
PRC income tax expense/(benefit) at statutory rate	$8,779,435	$6,405,282
Less: Income tax subject to tax holiday	(8,779,435)	(6,405,282)
Total	$-	$-

17. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

The Company has executed lease agreements for office space and dormitory for Liaoning Fuda in Dandong, China which expires in October 2018. Rent expenses for office space and dormitory were $45,598 and $57,010 for the nine months ended September 30, 2016 and 2015, respectively.

The Company executed a car lease for Liaoning Fuda that expired on June 2016 that were not renewed. The Company also executed various car leases that will expire on December 2016.

The total future minimum lease payments under the operating leases as follows:

Periods	Amounts
For year ended December 31, 2016	$33,439
For year ended December 31, 2017	60,797
For year ended December 31, 2018	60,797
For year ended December 31, 2019	-
Thereafter	-
Total	$155,033

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

18. BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Granite Blocks	26,849,686	18,517,084	3,757,623	3,968,985
Granite Slabs	9,869,209	10,374,687	6,041,801	6,360,453
Graphite	2,733,165	213,126	2,136,655	199,975
Fluorite	1,304,569	191,722	1,134,547	174,917
Gold Bar	3,336,738	-	2,825,181	-
Gold Dust	20,083,198	-	12,049,919	-
Total	64,176,565	29,296,619	27,945,726	10,704,330

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Granite Blocks	$12,886,731	$11,492,528	$1,726,050	$1,304,456
Granite Slabs	5,496,554	2,568,883	3,403,614	1,372,483
Graphite	2,453,157	213,126	1,860,191	199,975
Fluorite	1,024,561	191,722	856,721	174,917
Gold Bar	2,539,691	-	2,141,519	-
Gold Dust	12,249,655	-	7,349,793	-
Total	$36,650,349	$14,466,259	$17,337,888	$3,051,831

19. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The ability of the Company’s Chinese Subsidiary-Liaoning Fuda to pay dividends, royalties, management fees, etc. may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, Liaoning Fuda funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

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

The restricted net assets of consolidated subsidiary Liaoning Fuda as of September 30, 2016 and December 31, 2015 were $90,000,895 and $66,251,944, respectively.

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

Fuda Group (USA) Corporation and Subsidiaries

Condensed Parent Company Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Investment in subsidiaries, at equity in net assets	98,134,241	66,155,921
Total Assets	$98,134,241	$66,155,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	-	-
Due to related parties	40,561	613,294
Total Current Liabilities	104,295	613,294
Total Liabilities	104,295	613,294

Commitments & contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 480,000,000 shares authorized;
105,954,309 shares at September 30, 2016 and December 31, 2015, respectively	10,595	10,595
Additional paid-in capital	9,579,682	9,579,682
Accumulated other comprehensive income	(5,427,313)	(3,188,494)
Statutory reserve	8,577,367	5,990,116
Accumulated earnings (unrestricted)	85,289,615	53,150,728
Total stockholders' equity	98,029,946	65,542,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,134,241	$66,155,921

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Condensed Parent Company Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses
Selling, general & administrative expenses	86,065	-	409,956	619
Total operating expenses	86,065	-	409,956	619

Income (Loss) from operation	(86,065)	-	(409,956)	(619)

Other income (expenses)
	-	-	-	-
Equity in undistributed income of subsidiaries	19,044,098	13,908,051	35,136,094	25,645,882
Total other income (expenses)	19,044,098	13,908,051	35,136,094	25,645,882

Income before income tax	18,958,033	13,908,051	34,726,138	25,645,263

Income tax	-	-	-	-

Net income	18,958,033	13,908,051	34,726,138	25,645,263

The accompanying notes are an integral part of these financial statements

Fuda Group (USA) Corporation and Subsidiaries

Condensed Parent Company Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015

Cash flows from operating activities
Net income	$34,726,138	$25,645,263
Adjustments to reconcile net income to net cash provided by or used in operating activities:
Equity in undistributed income of subsidiaries	(35,136,094)	(25,645,882)
Bad debt expense
Expenses paid by stockholder and contributed as capital	-	619
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-
Net cash used in operating activities	(409,956)	-

Cash flows from financing activities
Proceeds from/(Repayment) to related party, net	(572,733)	-
Proceeds from/(Repayment) to subsidiary	982,689	-
Net cash provided by financing activities	409,956	-

Cash flows from investing activities
Purchase of land, property and equipment	-	-
Net cash used in investing activities	-	-

Effect of exchange rate changes	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH
Beginning of period	-	-
End of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

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

Operations

Since 2013, the Company is a natural resource trading company that consists of granite raw blocks, stone carvings, slabs, and wall claddings in China.

The Company believes that the demand for granite in China, particularly near and around Dandong City, where the Company is operating, will continue to grow through 2016 and beyond.  Dandong City is experiencing massive growth and development in residential, commercial and governmental building.  In addition, the domestic demand for granite is greatly increasing as a decorative and a building material as China experiences such internal growth.  China’s real estate development, construction projects, municipal projects, construction market and retail market requires a large number of stone products. In 2016, we have introduced more varied line of stone products, art carvings, custom made stone products, construction slabs and retail market standard size slabs.

In August 2015, the Company has started conducting business operations in trading graphite, fluorite and gold.

In October 2015, the Company commenced gold trading activities. The Company purchase gold bars from the supplier with the intention to resell to jewelry or gold stores. The purchase price of gold bars is based on the quoted commodity exchange price at the time of the transaction.

At the end of 2015, the Company entered into an agreement with a mine owner whereby the Company will filter and sort gold mine tailings from discarded mine materials. The contract stipulates that the sorting function would be outsourced to a third party on a profit share basis with the distribution of profits as follows: 40% to the Company, 35% to the labor party for supplying labors for sorting and filtering and the tools (the "Labor Party"), and 25% to the mine owner. Subsequent to the execution of a contract with a mine owner, a contract will be executed with the filtering and sorting party (labor party) to do the actual filtering and sorting, to provide laborers, knowledge and tools at their cost. The time it takes from sorting and filtering of gold mine tailings to completing a sale is about 7 to 10 working days.

The Company plans to consolidate and expand its gold bar trading and its gold mine tailings sorting and filtering business. The Company intends to seek gold mine tailings sorting and filtering opportunities with other mine owners.

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

Registration Statement

The Company has filed a registration statement on Form S-1 for the offer and sale of 50,000,000 shares of common stock offered by the Company. No public market currently exists for our common stock. The registration statement has not yet been declared effective and can be viewed at the SEC website.

The Company will receive no proceeds from the sale of the shares by the Selling Shareholders but will receive the proceeds from the sale of the 50,000,000 shares offered by it. The Company intends to use the proceeds from the sale of the shares, minus expenses and commissions, if any, to purchase fund capital development and for general corporate purposes.

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

Liquidity and Capital Resources at September 30, 2016 and December 31, 2015

As of September 30, 2016, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $31,848,426, Marvel had cash available of $970,680, and Fuda UK had cash available of $7,971,783, with consolidated cash available for the Company at $40,790,889.

As of December 31, 2015, Fuda Group (USA) had cash available of $0, Liaoning Fuda had cash available of $18,166,602, Marvel had cash available of $11,549, and Fuda UK had cash available of $399, with consolidated cash available for the Company at $18,178,550.

Overall, the Company expects to generate its liquidity and capital resources from sales revenues by its operating subsidiaries-Liaoning Fuda, Fuda UK, Marvel. These capital resources are used to purchase inventory and to pay its vendors and suppliers for expenses incurred under normal operation of the Company.

At December 31, 2014, the Company had outstanding payable balances of $8,379,978 to the land sellers for land purchased during the fiscal years ended December 31, 2014 and 2013.

In 2013, the Company and Beijing Huanda (the land seller) executed a “Land Purchase and Sales Agreement” for approximately 621.6mu (102.4 acre) at a price of RMB90,000 (approximately $14,645) per mu. Initial payment was due on transfer of the land title which the Company paid in cash. Subsequently, Beijing Huanda experienced a need for granite and entered into a sales agreement with the Company to purchase granite from the Company. The parties also agreed to use granite to reduce the remaining amount due on the Land Purchase and Sales Agreement.

In 2014, Fuda Investment and Winner International (the “Land Sellers”) executed a series of “Sales Agreement” and “Land Purchase and Sale Agreement” with the Company for an aggregate of approximately 1,415.83mu (233.24 acre) for an average price of RMB90,000 (approximately $14,645) per mu, and approximately 607.1mu (100.0 acre) for an average price of RMB108,656 (approximately $17,680) per mu, respectively. As the Company desired to acquire land from the Land Sellers, and the Land Sellers desired to purchase granite from the Company, the parties agreed to trade the land for granite. Thereafter, each executed a Sales Agreement and a Land Purchase and Sales Agreement with the Company. The transaction is considered an arms-length transaction as the purchase price of the land is determined based on appraised value and the price of granite is based on normal sales price without any special consideration or discount or conditions. The appraisal was a current appraisal and performed by an independent third-party.

Mr. Wu, President of the Company was trading manager of Winner International from 2007 to 2009 and worked in Fuda Investment from 2009 to 2012. At the time of the land sale Mr. Wu was not an officer or employee of either company.

The land debts above were treated as Accounts Payable and Accrued expenses classified as a current liability on the balance sheet as there were no payment terms or maturity date. The land debts were to be paid off by fair market sales price of granites in a barter trade exchange.

Sales Agreements for granite include a total sales amount equal to the purchase price of the land and provides that payment may be made by cash or land.

If the land sellers demand the outstanding payables to be paid immediately, the Company will be able to obtain financing through the banks by putting the lands as a collateral to pay off the outstanding balances owed to the land sellers. If the Company is not able to raise capital for this purpose through other debt or equity financings, the Company’s business and financial conditions may be adversely affected.

During the year ended December 31, 2015. the Company barter traded granites with total fair market sales price of $8,260,746 and reduced the corresponding amounts in land debts. As at December 31, 2015, the Company has repaid the outstanding land debts above. Gain from barter trade were $7,634,932 for the year ended December 31, 2015.

In 2013 and 2014, the Company executed short term account receivable factoring agreements with the banks with maturity from 1 to 3 months. The bank would advance the Company at contracted discount percentage of 70%-85% of the accounts receivable invoices factored up front and charge a contracted interest fee at average rate of 2%-4% based on the percentage advanced. The discount is recognized as financing interest expense. When the outstanding accounts receivable invoice is collected, the advanced amount plus any accrued interest are repaid. The Company has also purchased insurance for the full invoiced amount. Please refer to additional discussions below.

As at December 31, 2015, the Director of the Company has repaid the outstanding trade financing loans on behalf of the Company which increased amounts due to related party. The outstanding amount of trade financing loans were $nil and $nil as of September 30, 2016 and December 31, 2015 respectively. The interest expenses were $nil and $1,357 for the nine months ended September 30, 2016 and 2015, respectively. The trade financing loans were repaid in January 2015 when the goods were returned by the customers.

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

The ability of the Company’s Chinese Subsidiary-Liaoning Fuda-to pay dividends, royalties, management fees, etc may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. A majority of the revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, the Company may unable to distribute any dividends outside China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars. Accordingly, Liaoning Fuda funds may not be readily available the Company to satisfy obligations which have been incurred outside the PRC, which could adversely affect business and prospects or the Company’s ability to meet its cash obligations.

During the nine months ended September 30, 2016, net cash provided by operating activities was $27,016,833, and net cash provided by operating activities for the nine months ended September 30, 2015 was $19,449,749, respectively. Net cash provided by operating activities in 2015 was lower resulting from gain from barter trade of $7,701,792 adjustment to reconcile net income to net cash provided by operating activities. The significant changes resulted from net income increase with gain from barter trade reduction. The Company generated net income of $34,726,138 for the nine months ended September 30, 2016 compared to net income of $25,645,263 for the same period in 2015. In 2015, the net income of $25,645,263 was generated from $7,701,792 of gain from barter trade as compared to 2016 no net income generated from barter trade, as a result cash provided by operating activities was higher for the nine months ended September 30, 2016. However, in 2016 the Company paid $5,378,844 to its suppliers as part of the purchase agreements while in 2015 the Company received security deposits returned from its suppliers which reduce the cash provided by operating activities in 2016. During the nine months ended September 30, 2016, the Company had outstanding receivable from its customers of $2,378,103 as compared to $475,041 for the same period in 2015. The increase in receivable resulted from sales generated at the end of the quarter with payments collected subsequently.

Net cash used by financing activities for the nine months ended September 30, 2016 was $3,600,994 whereas net cash used in financing activities for the same period in 2015 was $1,892,594. The Company repaid $3,600,994 to the shareholders in 2016 and $1,546 in 2015. In 2013 and 2014, the Company has executed various short term accounts receivables factoring agreements with the banks where the banks would advance the Company a contracted percentage of the invoices factored up front. These trade financing loans derived from export sales generated in 2013 and 2014 that carryover to 2015. Financing activities attributable to repayments of trade financing loans was $1,891,048 in 2015. The trade financing loans had to be repaid by the shareholders as the goods were returned by the customers.

The resulting effect on cash as at September 30, 2016 was $22,612,339 with an effect of exchange rate changes of $(803,500), as compared to cash at September 30, 2015, the net changes in cash was $17,048,605 with an effect of exchange rate changes of $(508,550).

Discussion of Three months ended September 30, 2016 and 2015

The Company generated revenues from sales of products of $36,650,349 and $14,466,259 during the three months ended September 30, 2016 and 2015, respectively, an increase of approximately 153.4% on a year-over-year basis. Gross margin for the three months ended September 30, 2016 was $19,312,461 or approximately 52.7% of revenues as compared to $11,414,428 or approximately 78.9% of revenues for the same period in 2015, representing a decrease in gross margin.

As the Company granite business steadies, there was an increase of customers and therefore sales orders have increased. According to the increase in market and customer demand, the Company’s revenues generated from granite increased. The Company generated sales revenues from the cooperative operation agreement to filter and sort gold sands or gold dust from the gold mine tailings.

The gross margin was effected by the quality of the granite blocks received by the Company from the supplier. The Company purchased granite blocks in batches from the suppliers, and the Company would sort the granite blocks into different grades. The better quality of granite blocks received by the Company would allow the Company to sell at a higher price. The imperfect granite would be included as part of the cost of the inventory which effect the profit margin.

The Company commenced graphite and fluorite activities only in August 2015. During the three months ended September 30, 2016, the Company experience an increase in sales of graphite and fluorite as the numbers of customers increased. The increase in profit margin resulted from change of suppliers. Previously the Company purchased the goods from trade merchants, and until recently the Company located new suppliers purchased the goods directly from the mines at a lower price.

The Company commenced gold trading activities only in October 2015. The Company purchase gold bars from the supplier with the intention to resell to jewelry or gold stores. The purchase price of gold bars is based on the quoted commodity exchange price at the time of the transaction.

At the end of 2015, the Company entered into an agreement with a mine owner whereby the Company will filter and sort gold mine tailings from discarded mine materials. The contract stipulates that the sorting function would be outsourced to a third party on a profit share basis with the distribution of profits as follows: 40% to the Company, 35% to the labor party for supplying labors for sorting and filtering and the tools (the "Labor Party"), and 25% to the mine owner. Subsequent to the execution of a contract with a mine owner, a contract will be executed with the filtering and sorting party (labor party) to do the actual filtering and sorting, to provide laborers, knowledge and tools at their cost. The time it takes from sorting and filtering of gold mine tailings to completing a sale is about 7 to 10 working days.

The Company’s primary customers for gold bars are jewelry and gold shops. The Company’s primary customers for filtered tailings are gold dust trading companies and gold refining companies. The gold market is more of a seller's market than a buyer's market. When available stock is made known to the market, which is a very close community, a gold buyer will contact the seller. Through word of mouth and introductions, the Company has established and built relationships with many buyers. Buyers will arrange for pick-up and delivery of the gold at their cost and the Labor Party will package and load the gold for the buyers.

The Company has experienced a rise in gold revenues in 2016 primarily from the sale of gold dust that commenced in April 2016. For the three months ended September 30, 2016, the Company sold 12,867.71 tons of gold dust from mine tailings which generated revenues of $12,249,655 with a cost of $7,349,793, resulting in a gross profit of $4,899,862. Additionally, during the same period, the Company sold approximately 59,711.85 grams of gold bars for $2,539,691 with a cost of $2,141,519, resulting in a gross profit of $398,172.

 The Company plans to consolidate and expand its gold bar trading and its gold mine tailings sorting and filtering business. The Company intends to seek gold mine tailings sorting and filtering opportunities with other mine owners.

The sales revenues and cost of sales as follows:

	Revenues		Cost of Sales		Margin %
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015	2016	2015
Granite Blocks	12,886,731	11,492,528	1,726,050	1,304,456	86.6%	88.6%
Granite Slabs	5,496,554	2,568,883	3,403,614	1,372,483	38.1%	46.6%
Graphite	2,453,157	213,126	1,860,191	199,975	24.2%	6.2%
Fluorite	1,024,561	191,722	856,721	174,917	16.4%	8.8%
Gold Bar	2,539,691	-	2,141,519	-	15.7%	-%
Gold Dust	12,249,655	-	7,349,793	-	40.0%	-%
Total	36,650,349	14,466,259	17,337,888	3,051,831	52.7%	78.9%

	Sales Revenues		Cost of Sales		Margin %
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015	2016	2015
Affiliated entities	936,276	-	83,596	-	91.1%	-%
Third parties	35,714,073	14,466,259	17,254,292	3,051,831	51.7%	78.9%
Total	36,650,349	14,466,259	17,337,888	3,051,831	52.7%	78.9%

Operating expenses decreased 21% from $448,748 in the three months ended September 30, 2015 to $355,289 in the same period of 2016.

	For the Three Months Ended
	September 30,	September 30,
	2016	2015
Selling, general and administrative expenses
Employees’ wages and salaries	126,916	92,415
Bad debt expense	-	215,209
Rent expense	14,996	18,709
Professional fees	41,994	39,589
Motor vehicle expenses	22,431	1,167
Travel expenses	46,952	34,251
Other SG&A expenses	102,000	47,408
Total	355,289	448,748

The Company’s motor vehicle expenses increased as a result of new car leases obtained by the Company for its officers in 2016. The Company also incurred additional travel expenses and professional fees being a public reporting company. The Company wrote-off accounts receivable that were deemed uncollectible of $215,209 for granite sales generated from international customers in the three months ended September 30, 2015.

In October 2015, the Company started operation of trading gold, graphite, and fluorite, as well as sorting and filtering gold mine tailing activities which continued into 2016. Sorting and filtering activities of gold mine tailing required the Company to incur additional expenses such as hiring additional workers - supervisors, technical experts, mining advisors— and purchasing some basic tools and supplies. As a result, wages and salaries were higher in 2016.

Total other income generated was $861 in the three months ended September 30, 2016 as compared to other income of $2,842,131 in the same period of 2015. The Company received interest income of $304 and $51 for the three months ended September 30, 2016 and 2015, respectively. The Company received $nil and $105,096 in the three months ended September 30, 2016 and 2015, respectively in government rebates which were mainly for export and insurance incentives that occurred in 2014 for export sales by the Company. The Company generated gain from barter trade of $nil and $2,842,131 for the three months ended September 30, 2016 and 2015, respectively. The barter trade was trading granite for land acquired in 2014.

The Company generated higher gain from through barter trade in 2015 as compared to 2016 as outstanding balance owed were paid off in 2015. The barter trade was trading granite for land acquired in 2014. The granites were traded at market sales price.

	Gain on Barter Trade
	For the Three Months Ended
	September 30,	September 30,
	2016	2015
Affiliated entities	-	2,842,131
Third parties	-	-
Total	-	2,842,131

 As a result, during the three months ended September 30, 2016, the Company posted operating income of $18,958,033 and net income of $18,958,033 as compared to operating income of $13,912,958 and net income of $11,222,610 for the three months ended September 30, 2015.

Discussion of Nine Months ended September 30, 2016 and 2015

As the Company granite business steadies, there was an increase of customers and therefore sales orders have increased. According to the increase in market and customer demand, the Company’s revenues generated from granite increased. The Company generated sales revenues from the cooperative operation agreement to filter and sort gold sands or gold dust from the gold mine tailings.

The gross margin was effected by the quality of the granite blocks received by the Company from the supplier. The Company purchased granite blocks in batches from the suppliers, and the Company would sort the granite blocks into different grades. The better quality of granite blocks received by the Company would allow the Company to sell at a higher price. The imperfect granite would be included as part of the cost of the inventory which effect the profit margin.

The Company commenced graphite and fluorite activities only in August 2015. During the nine months ended September 30, 2016, the Company experience an increase in sales of graphite and fluorite as the numbers of customers increased. The increase in profit margin resulted from change of suppliers. Previously the Company purchased the goods from trade merchants, and until recently the Company located new suppliers and purchased the goods directly from the mines at a lower price.

The Company commenced gold trading activities only in October 2015. The Company purchase gold bars from the supplier with the intention to resell to jewelry or gold stores. The purchase price of gold bars is based on the quoted commodity exchange price at the time of the transaction.

The Company has experienced a rise in gold revenues in 2016 primarily from the sale of gold dust that commenced in April 2016. For the nine months ended September 30, 2016, the Company sold 21,374.42 tons of gold dust from mine tailings which generated revenues of $20,083,198 with a cost of $12,049,919, resulting in a gross profit of $8,033,279. Additionally, during the same period, the Company sold approximately 80,676.29 grams of gold bars for $3,336,738 with a cost of $2,825,181, resulting in a gross profit of $511,557.

 The Company plans to consolidate and expand its gold bar trading and its gold mine tailings sorting and filtering business. The Company intends to seek gold mine tailings sorting and filtering opportunities with other mine owners.

 The sales revenues and cost of sales as follows:

	Revenues		Cost of Sales		Margin %
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015	2016	2015
Granite Blocks	26,849,686	18,517,084	3,757,623	3,968,985	86.0%	78.6%
Granite Slabs	9,869,209	10,374,687	6,041,801	6,360,453	38.8%	38.7%
Graphite	2,733,165	213,126	2,136,655	199,975	21.8%	6.2%
Fluorite	1,304,569	191,722	1,134,547	174,917	13.0%	8.8%
Gold Bar	3,336,738	-	2,825,181	-	15.3%	-%
Gold Dust	20,083,198	-	12,049,919	-	40.0%	-%
Total	64,176,565	29,296,619	27,945,726	10,704,330	56.5%	63.5%

	Sales Revenues		Cost of Sales		Margin %
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015	2016	2015
Affiliated entities	936,276	-	83,596	-	91.1%	-%
Third parties	63,240,289	29,296,619	27,862,130	10,704,330	55.9%	63.5%
Total	64,176,565	29,296,619	27,945,726	10,704,330	56.5%	63.5%

Operating expenses increased 48% from $782,263 in the nine months ended September 30, 2015 to $1,508,081 in the same period of 2016. The increase in these costs was primarily attributable to wages and salaries, professional fees, motor vehicle expenses and travel expenses

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
Selling, general and administrative expenses
Wages and salaries	639,456	286,964
Bad debt expense	-	215,209
Rent expense	45,598	57,010
Professional fees	215,753	45,303
Motor vehicle expenses	77,804	2,788
Travel expenses	223,700	52,258
Other SG&A expenses	305,770	122,731
Total	1,508,081	782,263

The Company’s motor vehicle expenses increased as a result of new car leases obtained by the Company for its officers in 2016. The Company also incurred additional travel expenses and professional fees being a public reporting company. The Company wrote-off accounts receivable that were deemed uncollectible of $215,209 for granite sales generated from international customers in the three months ended September 30, 2015.

In late 2015, the Company started operation of trading gold, graphite, and fluorite, as well as sorting and filtering gold mine tailing activities which continued into 2016. Sorting and filtering activities of gold mine tailing required the Company to incur additional expenses such as hiring additional workers - supervisors, technical experts, mining advisors— and purchasing some basic tools and supplies. As a result, wages and salaries were higher in 2016.

Total Other income generated were $3,380 in the nine months ended September 30, 2016 as compared to other income of $7,840,144 in the same period of 2015. The Company received interest income of $304 and incurred interest expenses of $1,288 for the nine months ended September 30, 2016 and 2015, respectively. The interest expense was incurred for trade financing loans that were paid off in January 2015. The Company received $nil and $139,640 in the nine months ended September 30, 2016 and 2015, respectively in government rebates which were mainly for export and insurance incentives that occurred in 2014 for export sales by the Company. The Company generated gain from barter trade of $nil and $7,701,792 for the nine months ended September 30, 2016 and 2015, respectively.

The Company generated higher gain from through barter trade in 2015 as compared to 2016 as outstanding balance owed were paid off in 2015. The barter trade was trading granite for land acquired in 2013 and 2014. The granites were traded at fair market sales price.

	Gain on Barter Trade
	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
Affiliated entities	-	7,698,797
Third parties	-	2,995
Total	-	7,701,792

During the nine months ended September 30, 2016, the Company posted operating income of $34,726,138 and net income of $34,726,138 as compared to operating income of $25,650,170 and net income of $25,645,263 for the nine months ended September 30, 2015.

Related Party Transactions

From time to time, the Company receives advances from related parties as working capital to fund for its operations which consist of the following. These advances are due on demand, unsecured and non-interest bearing.

	September 30,	December 31,
	2016	2015
Receivables/(Payables)
Mr. Tan Lin	-	(1,227,280)
Mr. Wu Xiao Bin	(43,828)	(778,449)
Mr. Yang Yuan Xi	-	(539,389)
Mr. Wu Zhong Chen	-	(539,389)
Ms. Lynn Lee	-	(547,114)
Total	(43,828)	(3,631,621)

 On March 2016, the Company mistakenly paid Ms. Lynn Lee in the amount of $486,387 as expenses reimbursements which was repaid previously. This amount has been returned by the Ms. Lynn Lee to the Company on April 2016.

Mr. Xiaobin Wu, the Company’s officer and director, was the Manager Director of Dandong Fuda Investment Co., Ltd (“Fuda Investment”) from 2009 to 2012 and worked as trading manager at Winner International Industries Ltd., (“Winner International”), each of these entities also holds a small (under 5%) interest in the Company which are considered affiliated entities.

Sales revenues for affiliated entities were $936,276 and $nil, and the corresponding cost of sales for these sales revenues were $83,596 and $nil for the nine months ended September 30, 2016 and 2015, respectively.

In 2014, the Company acquired lands from Fuda Investment for RMB 127,424,700, and from Winner International for RMB 65,965,000. In addition, Fuda Investment and Winner International has executed sales agreements to purchase granite stones from the Company. Any revenues and cost of sales for these entities is shown separately on the Statement of Operation as Revenue and Cost of Sales from Affiliated Entities. The purchase price of the land (corresponding outstanding payables) was to be paid off by fair market sales price of the stones (corresponding accounts receivables) as a barter trade exchange. (Refer to “Barter Trade Exchange” Footnote of Financial Statements)

Barter trade gains from affiliated entities were $nil and $7,701,792 for the nine months ended September 30, 2016 and 2015, respectively.

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

Based upon that evaluation, we believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

ITEM 6. EXHIBITS

(a)	Exhibits

Number	Item

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUDA GROUP (USA) CORPORATION

By:	/s/ Xiaobin Wu
President, Chief Executive Office and Chief Financial Officer

Dated: November 14, 2016

